Form 10-Q
period 2014-08-31
Baixo Relocation Services, Inc.
filed 2014-10-01
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-196663

BAIXO RELOCATION SERVICES, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2511643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H 190 / Centre Horte,

Aquem Baixo, Goa, India 403601

Email: baixorelocation@gmail.com

 (Address of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

5,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at September 30, 2014. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Baixo Relocation Services, Inc.

Balance Sheets

(unaudited)

	August 31, 2014 $	February 28, 2014 $

ASSETS
Current assets
Cash	16,443	25,000
Prepaid	1,300	-
Total current assets	17,743	25,000
Total assets	17,743	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	666	625
Total current liabilities	666	625
Total liabilities	666	625

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 5,000,000 issued and outstanding as of August 31, 2014 and February 28, 2014	5,000	5,000
Additional paid-in capital	20,000	20,000
Deficit accumulated	(7,923)	(625)
Total stockholder’s equity	17,077	24,375
Total liabilities and stockholder’s equity	17,743	25,000

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended August 31, 2014 $	For the Six Months Ended August 31, 2014 $	For the Period From January 7, 2014 (inception) to August 31, 2014 $

Expenses
General and administrative	2,525	7,298	7,923
Net loss	(2,525)	(7,298)	(7,923)

Net loss per share - basic and diluted	($0.00)	($0.00)
Weighted average shares outstanding - basic and diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31, 2014 $	Period From January 7, 2014 (inception) to August 31, 2014 $

Cash flows from operating activities
Net loss	(7,298)	(7,923)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	(1,300)	(1,300)
Accounts payables and accrued liabilities	41	666
Net cash used in operating activities	(8,557)	(8,557)

Cash flows from financing activities
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Change in cash	(8,557)	16,443

Cash - beginning of period	25,000	-

Cash - end of period	16,443	16,443

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc. Notes to the financial statements August 31, 2014 (Unaudited)

Note 1: Nature and Continuance of Operations

Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception"). The Company intends to operate as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February 28. The Company’s activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2014 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended February 28, 2014, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company's director.

At August 31, 2014, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares.

Note 5: Subsequent Events

The Company became a reporting company on September 4, 2014 and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (January 7, 2014) to August 31, 2014 and the six months ended August 31, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We were incorporated on January 7, 2014 in the State of Nevada.  We plan to commence operations as a consulting business whereby we will provide personalized relocation services to clients, both individual and corporate, who are relocating to the states of Maharashtra, Goa, or Karnataka, which are located in western India. We will assist clients who intend to relocate to the region for temporary, long-term, and permanent periods. We intend to offer a wide range of relocation services to our clients, including arranging and assisting with transportation to India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training. We will offer different pricing structures for each of the services we will provide.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

To date our operations have been limited to organizational activities, the identification of potential suitable third-party vendors, and informal discussions with these service providers. In February 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $25,000.  On September 4, 2014, we became a reporting company and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share.

Our goal is to offer a wide range of services to individual and business clients that intend to relocate to the states of Maharashtra, Goa, and Karnataka. Initially, we will focus our marketing efforts on English-speaking people that are unfamiliar with Indian culture, customs, and languages who seek consulting services to help them relocate and transition to life in India. All services that we provide will be charged on a per-service basis. We have also purchased a website domain, www.baixorelocation.com and have begun to plan the design and development of our website, which we will use to brand our company and inform potential clients of our services. We will not commence operations until we complete the offering described in this prospectus and complete our corporate website. We intend to use the net proceeds from this offering to develop our business operations and pay for our website design.

Our president, Rosy Rodrigues, who has employment experience in operating an apartment rental agency and chauffeur referral service, intends to provide relocation clients with services related to obtaining housing and transportation services. She will also aid clients with education registration, area orientation, bank introductions, housekeeping arrangements, and utilities connections. We intend to outsource other services, such as immigration services to lawyers and tax compliance to accountants. We will charge our clients a flat rate fee for the services that they purchase from us. Our fees for arranging third-party services will be included in the invoices that we render to our clients. In addition, depending on our arrangements with various third-party vendors, we may charge them a separate referral fee for the business that they receive from us.

Our plan of operations over the 12 month period following successful completion of our offering is to establish and develop our service network, our website and our advertising and marketing plan.  Our challenge will be to attract customers to our website and to advise them of the range of services that we will offer.

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

For a period of two months from the date of completion of the offering, our president, Rosy Rodrigues, intends to formalize contractual relationships with various third-party service providers that are prepared to perform relocation services for our clients on terms acceptable to both parties;

2.

For a period of one to three months from the date of completion of the offering, our president, Rosy Rodrigues, will retain a web designer for the purpose of developing our corporate website that will describe the services that we offer, provides potential clients with the ability to contact us to request services or ask questions about the services that we offer, and to the extent possible, disclose the qualifications of some of the third-party service providers that agree to perform relocation services to our clients. Ms. Rodrigues will be responsible for providing the content for the website. In addition, Ms. Rodrigues intends to retain a search engine optimization consultant that will aid us in developing an Internet presence and assure that our website is highly visible to potential clients that search for us;

3.

Once our website is operational, Ms. Rodrigues will undertake the design and implementation of social media accounts on websites such as Facebook, Google Plus, and Twitter. We anticipate that this process will take approximately one to two weeks and will have negligible cost to us;

4.

Once our website and social media presences are operational, Ms. Rodrigues will retain our web designer, or another consultant, to design an electronic brochure that will incorporate artwork and a logo and will include our mission statement, details of our services, contact information, and ordering instructions. As we develop a client list, we will distribute this electronic brochure via email to potential clients in accordance with applicable laws governing online solicitation. This may include the purchase of third party client lists that contain the names of people that may be interested in the services that we provide. We anticipate that the design of the electronic brochure and related marketing efforts will cost approximately $25,000, which costs are included in our marketing and electronic promotion budget;

5.

Subject to the initial success of our business, which may prevent Ms. Rodrigues from providing all of the consulting services that she intends to personally provide due to time constraints that would impact her ability to properly perform her tasks, we intend to hire employees to perform similar functions. The pay rates for such employees would be negotiable, but are anticipated to be approximately $10,000 per year. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. As our business develops, Ms. Rodrigues’ role would transition from client consultant to a manager of all of our consultants. This would likely occur once we employed at least five consultants.

Our budget for the next stage of our business plan is as follows:

Offering expenses	$8,000
Professional fees for Public Company Reporting Requirements	$12,000
Website development and related expenses	10,000
Brochures, Marketing and e-Promotion	25,000
Office and Administrative	6,400
Total	$61,400

We do not expect to realize any revenues and do not expect to commence operations until approximately February 2014. Our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Rodrigues has indicated that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence.

We are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website at the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the six months ended August 31, 2014 and from inception on January 7, 2014 to August 31, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended August 31, 2014, we have incurred total operating expenses in the amount of $2,525, mainly comprised of professional fees totaling $1,500 which relates to legal and accounting fees for the registration statement and related costs.

For the six months ended August 31, 2014, we have incurred total operating expenses in the amount of $7,298, mainly comprised of professional fees totaling $6,200 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $7,923 from inception on January 7, 2014 through August 31, 2014. These operating expenses are comprised of professional fees totaling $6,825.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of August 31, 2014, we had a cash balance of $16,443 and working capital of $15,777. The Company became a reporting company on September 4, 2014 and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share for total proceeds of $45,000.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

cost of development of our website;

•

interest by online users to purchase our products which will generate revenue from online sales.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended February 28, 2014 included a going concerned paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2014.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BAIXO RELOCATION SERVICES, INC.

Date: September 30, 2014

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director