Form 10-Q
period 2014-11-30
Baixo Relocation Services, Inc.
filed 2015-01-06
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-1921663

BAIXO RELOCATION SERVICES, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2511643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H 190 /5 Centre Horte,

Aquem Baixo, Goa, India 403601

Email: baixorelocation@gmail.com

 (Address of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

5,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at January 6, 2015. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Baixo Relocation Services, Inc.

Balance Sheets

(unaudited)

	November 30, 2014 $	February 28, 2014 $

ASSETS
Current assets
Cash	15,886	25,000
Prepaid	1,300	-
Total current assets	17,186	25,000
Total assets	17,186	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	2,166	625
Total current liabilities	2,166	625
Total liabilities	2,166	625

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 5,000,000 issued and outstanding as of November 30, 2014 and February 28, 2014	5,000	5,000
Additional paid-in capital	20,000	20,000
Deficit accumulated	(9,980)	(625)
Total stockholder’s equity	15,020	24,375
Total liabilities and stockholder’s equity	17,186	25,000

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2014 $	For the Nine Months Ended November 30, 2014 $	For the Period From January 7, 2014 (inception) to November 30, 2014 $

Expenses
General and administrative	2,057	9,355	9,980
Net loss	(2,057)	(9,355)	(9,980)

Net loss per share - basic and diluted	($0.00)	($0.00)
Weighted average shares outstanding - basic and diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30, 2014 $	Period From January 7, 2014 (inception) to November 30, 2014 $

Cash flows from operating activities
Net loss	(9,355)	(9,980)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	(1,300)	(1,300)
Accounts payables and accrued liabilities	1,541	2,166
Net cash used in operating activities	(9,114)	(9,114)

Cash flows from financing activities
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Change in cash	(9,114)	15,886

Cash - beginning of period	25,000	-

Cash - end of period	15,886	15,886

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Baixo Relocation Services, Inc.

Notes to the financial statements

November 30, 2014

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2014 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended February 28, 2014, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company's director.

At November 30, 2014, there were no issued and outstanding stock options or warrants.

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

Note 5: Subsequent Events

The Company became a reporting company on September 4, 2014 and offered a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. On December 9, 2014, the Company completed its offering of a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share, for total proceeds of $45,000.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (January 7, 2014) to November 30, 2014 and the nine months ended November 30, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company became a reporting company on September 4, 2014, 2014 after we had filed a prospectus that relates to the offering of a total of 3,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. We had investors subscribe to our shares and issued bank drafts in the name of our President (in trust) and then the $45,000 was deposited into our North America bank account. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

To date our operations have been limited to organizational activities, the identification of potential suitable third-party vendors, and informal discussions with these service providers. In February 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $25,000.  On September 4, 2014, we became a reporting company and will offer a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

Our goal is to offer a wide range of services to individual and business clients that intend to relocate to the states of Maharashtra, Goa, and Karnataka. Initially, we will focus our marketing efforts on English-speaking people that are unfamiliar with Indian culture, customs, and languages who seek consulting services to help them relocate and transition to life in India. All services that we provide will be charged on a per-service basis. We have also purchased a website domain, www.baixorelocation.com and have begun to plan the design and development of our website, which we will use to brand our company and inform potential clients of our services. We plan to commence operations as described in our registration statement and complete our corporate website. We intend to use the net proceeds from this offering to develop our business operations and pay for our website design.

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

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

For a period of three months from the date of completion of the offering, our president, Rosy Rodrigues, intends to formalize contractual relationships with various third-party service providers that are prepared to perform relocation services for our clients on terms acceptable to both parties. Presently we have one party with two apartments interested in negotiating for our services;

2.

We plan to contact a market maker and apply to have our shares quoted on the OTC Bulletin Board (OTCBB). There can be no assurance that our common stock will qualify for quotation on the OTCBB or that we will be successful in obtaining a quotation.

3.

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

4.

Once our website is operational, Ms. Rodrigues will undertake the design and implementation of social media accounts on websites such as Facebook, Google Plus, and Twitter. We anticipate that this process will take approximately one to two weeks and will have negligible cost to us;

5.

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

6.

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

Our budget for the next stage of our business plan is as follows:

Offering expenses	$8,000
Professional fees for Public Company Reporting Requirements	$12,000
Website development and related expenses	10,000
Brochures, Marketing and e-Promotion	25,000
Office and Administrative	5,800
Total	$60,800

We do not expect to realize any revenues and do not expect to commence operations until approximately April 2015. Our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Rodrigues has indicated that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence.

Since we became a reporting company, we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website at the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the nine months ended November 30, 2014 and from inception on January 7, 2014 to November 30, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended November 30, 2014, we have incurred total operating expenses in the amount of $2,057, mainly comprised of professional fees totaling $1,500 which relates to legal and accounting fees for the registration statement and related costs.

For the nine months ended November 30, 2014, we have incurred total operating expenses in the amount of $9,355, mainly comprised of professional fees totaling $7,700 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $9,980 from inception on January 7, 2014 through November 30, 2014. These operating expenses are comprised of professional fees totaling $8,325.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at November 30, 2014, we had a cash balance of $15,886. In December 2014, we have raised $45,000 from sale of 3,000,000 shares on a "self-underwritten" basis. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

On September 4, 2014, the SEC declared our Form S-1 registration statement effective allowing us to sell 3,000,000 shares of common stock at an offering price of $0.015 per share. In December 2014, the Company completed its public offering of $45,000 and will be issuing 3,000,000 shares of common stock.

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

Date: January 6, 2015

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director