Form 10-K
period 2015-02-28
Baixo Relocation Services, Inc.
filed 2015-05-18
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended February 28, 2015

Or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1921663

BAIXO RELOCATION SERVICES, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2511643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H 190 /5 Centre Horte,

Aquem Baixo, Goa, India 403601

(Address of principal executive offices)

Registrant’s telephone number, including area code: (011) 91-772-088-4167

Email: baixorelocation@gmail.com

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [   ]   No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,000,000 common shares at $0.015* = $120,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, our director  of the registrant are considered to be affiliates of the registrant. As of May 15, 2015, no bid or asked prices are available.

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of May 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

In this reports, “Baixo Relocation Services”, “the Company,” “we,” “us,” and “our,” refer to Baixo Relocation Services, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending October 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.0001 per share.

PART I

Item 1.  Business.

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

Plan of Operation

About Our Company

Since our incorporation, we have been engaged only in organizational and planning activities, and we have not generated any revenues.

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

Our organizational and planning activities to date have consisted as follows:

a.

of registration of our domain name, initial funding by our shareholders,

b.

investigation of website development and we have hired a website developer and we have commence design and narrative of the site;

c.

In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

d.

We have identified and develop relationships with loose pearl suppliers and hope to complete our product catalogue in near future;

e.

We made application with FINRA for listing and have been listed for trading on March 4, 2015;

f.

We have incorporated an Indian subsidiary, Baixo Relocation Services Private Limited and have opened a back account.

g.

Our president, Rosy Rodrigues, has contacted various third-party service providers that would be prepared to perform relocation services for our clients on terms. Presently we have one party with two apartments interested in negotiating for our services

Our plan of operations over the 12 month period following successful completion of our offering is to establish and develop our service network, our website and our advertising and marketing plan.  Our challenge will be to attract customers to our website and to advise them of the range of services that we will offer.

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

4.

Once our website and social media presences are operational, Ms. Rodrigues will retain our web designer, or another consultant, to design an electronic brochure that will incorporate artwork and a logo and will include our mission statement, details of our services, contact information, and ordering instructions. As we develop a client list, we will distribute this electronic brochure via email to potential clients in accordance with applicable laws governing online solicitation. This may include the purchase of third party client lists that contain the names of people that may be interested in the services that we provide. We anticipate that the design of the electronic brochure and related marketing efforts will cost approximately $5,000, which costs are included in our marketing and electronic promotion budget;

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

Currently, our President has increased the time and now devotes approximately 20% of her business time to the Company’s operations. Ms. Rodrigues has indicated that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence.

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

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an "emerging growth company" under the Jumpstart Our Business Startups ("JOBS") Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.

on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for  inflation every five years;

2.

on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.

on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.

the date on which such issuer is deemed to be a `large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

A "large accelerated filer" is an issuer that, at the end of its fiscal year, meets the following conditions:

1.

it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.

It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.

It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.

Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.

Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.

Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.

Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.

The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer's size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We do not own or rent facilities of any kind. We plan to conduct our operations from the office of our President who provides this space to us free of charge. We expect to continue to be able to use the office of our President without charge until the business is profitable and operations warrant renting a larger space in a commercial building.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 is our stock transfer agent. They can be contacted by telephone at (813)-344-4490 and by facsimile at (386-267-3124).

Market Information

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is “BXRO” There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The Company became a reporting company on September 4, 2014 after we had filed a prospectus that relates to the offering of a total of 3,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

As of May 15, 2015, the shareholders' list of our common shares showed 35 registered shareholder holding 8,000,000 shares; there are no shares held by broker-dealers. 5,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our stock is listed on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, as such, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

Holders

As at the date of this report, we have 35 shareholders. Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the expansion of our business, and we do not anticipate paying any cash dividends on its common stock.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended February 28, 2015.

Penny Stock

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended February 28, 2015	For the Period From January 7, 2014 (inception) to February 28, 2014
Total Operating Expenses	$26,398	$625
Net loss	(26,398)	(625)
Loss per share (basic and diluted)	$(0.00)	$(0.00)

Balance Sheet Information:

	As of February 28, 2015	As of February 28, 2014
Working capital	$42,977	$24,375
Total assets	44,643	25,000
Total liabilities	1,666	625
Accumulated Deficit	(27,023)	(625)
Stockholders’ equity	$42,977	$24,375

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Because we have not generated any revenues and no revenues are anticipated until we implement our business plan, our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

We believe that we will have to raise further to begin operations and we cannot assure you that we will stay in business after our operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our administrative offices are currently located at the premises of our President, Rosy Rodrigues, who provides such space to us on a rent-free basis. We plan to use these offices until we require larger space.

Results of Operations:

	Year Ended February 28, 2015	For the Period From January 7, 2014 (inception) to February 28, 2014
Total Operating Expenses	$26,398	$625
Net income (loss)	(26,398)	(625)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 28, 2015 and 2013 are outlined in the table below:

	Year Ended February 28, 2015	For the Period From January 7, 2014 (inception) to February 28, 2014
Professional fees	$10,500	$625
General and Administration fees	15,898	-
Total	26,398	625

Results of Operations

We did not earn any revenues for the year ended February 28, 2015 and from inception on January 7, 2014 to February 28, 2015. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Since inception, we sold 8,000,000 shares of common stock total proceeds of $70,000.

For the year ended February 28, 2015, we have incurred total operating expenses in the amount of $26,398 which comprises of professional audit fees and legal fees totaling $10,500 and general and administrative expenses totaling $15,898 which mainly relates to transfer agent fees and travel for completion of the offering of $45,000. For the period ended February 28, 2014, we have incurred total operating expenses in the amount of $625.

We incurred total operating expenses in the amount of $27,023 from inception on January 7, 2014 through February 28, 2015. These operating expenses comprised of professional fees totaling $11,125 and general administrative expenses totaling $15,898.

Liquidity and Capital Resources

Our cash balance at February 28, 2015 was $44,643 and $1,666 in current liabilities. In December 2014, we have raised $45,000 from sale of 3,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

At our present, we do not anticipate that we will require additional financing in order to enable us to proceed with our plan of operations.

If we require additional financing, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2015.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our 2014 Form S-1/A, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Recently Accounting Pronouncements

We have reviewed all recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and believes that none of them will a material impact on the Company's present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Indian rupees, any exchange rate change affecting the value of the in Indian rupee relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the Indian rupee were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the Indian rupee were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP, a professional corporation for the audited financial statements for the years ended February 28, 2015 and 2013, is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 28, 2015, the year-end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS: We do not have a functioning audit committee or outside director on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended February 28, 2015 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officer of our company is appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Rosy Rodrigues	30	President, Secretary/Treasurer and Director

The person named above has held her offices/positions since the inception of our company and is expected to hold the offices/positions until the next annual meeting of our stockholders. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

The foregoing persons are promoters of Baixo Relocation Services as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Rosy Rodrigues currently devotes about 10 hours per week to company matters, in the future she intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her  from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the her principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Rosy Rodrigues has been our President, CEO, Secretary, Treasurer and a Director since our inception on January 7, 2014.  She graduated from Goa Technical College in 2003, where she specialized in fashion. Since 2010, Ms. Rodrigues has been self-employed as an operator of an apartment rental agency and as an agent for three clients that provide chauffeur services. From 2003 to 2006, Ms. Rodrigues acted as senior sales associate and alteration liaison for Noor Boutique, a retail clothing and accessories business located in Goa, India. Ms. Rodrigues reads and speaks English, Hindi and Marathi fluently.

Ms. Rodrigues currently spends approximately 20% of her business time on our operations and she has indicated that she is willing to spend more time with the business as it grows and her services are needed.

Ms. Rodrigues’s currently spends up to ten hours a week on the operations of our company and she has indicated that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will eventually be required to spend about 20 hours a week on matters relating to our business, but Ms. Rodrigues will retain services of staff for handling and shipping.

Ms. Rodrigues is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

The specific experience, qualifications, attributes, and skills that led to the conclusion that Ms. Rodrigues serve as our director were: her business experience in the this relocation field; her ability to work with consultants with appropriate skills; her negotiation skills which will be utilized in the future for leasing premises; her computer technology skills and her ability to read and speak English and Hindi fluently.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until her successor shall have been elected and qualified, or until her earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. Thus, there is an inherent conflict of interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our directors do not currently meet the definition of “independent” as within the meaning of such rules as a result of her current position as our executive officer and directors.

Significant Employees

We have no significant employees other than the sole executive officer described above.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•

a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking business; and/or

•

being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. Our director is deemed not to be independent. Our director also holds position as our officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

General

Since our incorporation on January 7, 2014, we have not compensated and have no arrangements to compensate our sole officer and director, Ms. Rodrigues, for her services to us as an officer.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending February 28, 2015, and subsequent thereto, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rosy Rodrigues President,	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at 2014 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at February 28, 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our director or officer that would result from a change-in-control.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer and director or employees or consultants since we were founded.

Compensation of Directors

Our board of director member is not compensated for her services as director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officer and directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our director and executive officer or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On February 19, 2014, we issued an aggregate of 5,000,000 shares of our common stock to our sole officer and director for aggregate consideration of $25,000.

The following table sets forth information regarding the beneficial ownership of our common stock, as of the date of this report,  for our director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	No. of Common Stock	Percentage of Ownership
Rosy Rodrigues H. 190/5 Central Horte, Aquem, Baixo, Goa, India	5,000,000	62.5%
Officer and/or director as group	5,000,000	62.5%

Beneficial owner of a security includes any person who, directly or  indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon  exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 8,000,000 shares of our common stock issued and outstanding, 5,000,000 shares being held by the director.

Future Sales by existing shareholders

As of February 28, 2015, a total of 5,000,000 shares have been issued to Rosy Rodrigues, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell her shares at this time.

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2015 and for period year ended February 28, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period Ended
	October 31 2014	February 28, 2014
Audit Fees	$8,000	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,000	Nil

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

     (1) Financial statements for our Company are presented after the signature of this document

(b) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIXO RELOCATION SERVICES, INC.
Date: May 15, 2015

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BAIXO RELOCATION SERVICES, INC.
Date: May 15, 2015

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director

BAIXO RELOCATION SERVICES, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2015 and 2013

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baixo Relocation Services, Inc.

We have audited the accompanying balance sheets of Baixo Relocation Services, Inc. (the “Company”) as of February 28, 2014 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2015. Baixo Relocation Services, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baixo Relocation Services, Inc. as of February 28, 2014 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2015the results of its operations,  stockholders’ equity (deficit), and its cash flows for the year ended  February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

May 13, 2015

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

BAIXO RELOCATION SERVICES, INC.

BALANCE SHEETS

	February 28, 2015 $	February 28, 2014 $

ASSETS
Current assets
Cash	44,643	25,000
Total current assets	44,643	25,000
Total assets	44,643	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,666	625
Total current liabilities	1,666	625
Total liabilities	1,666	625

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 and 5,000,000 issued and outstanding as of February 28, 2015 and February 28, 2014 respectively	8,000	5,000
Additional paid-in capital	62,000	20,000
Deficit accumulated	(27,023)	(625)
Total stockholder’s equity	42,977	24,375
Total liabilities and stockholder’s equity	44,643	25,000

(The accompanying notes are an integral part of these financial statements)

BAIXO RELOCATION SERVICES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2015 $	For the Period From January 7, 2014 (inception) to February 28, 2014 $

Expenses
General and administrative	15,898	-
Professional fees	10,500	625
Net loss	(26,398)	(625)

Net loss per share - basic and diluted	($0.00)	($0.00)
Weighted average shares outstanding - basic and diluted	5,667,582	123,288

(The accompanying notes are an integral part of these financial statements)

BAIXO RELOCATION SERVICES, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

For the period January 7, 2014 (Inception) to February 28, 2015

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, January 7, 2014 (inception)	--	$ -	$ -	$ -	$ -
Common stock issued for cash on January 14, 2014	5,000,000	5,000	20,000	--	25,000
Net loss	--	--	--	(625)	(625)

Balance, February 28, 2014	5,000,000	5,000	20,000	(625)	24,375
Common stock issued for cash on December 9, 2014	3,000,000	3,000	42,000	--	45,000
Net loss	--	--	--	(26,398)	(26,398)

Balance, February 28, 2015	8,000,000	8,000	62,000	(27,023)	42,977

(The accompanying notes are an integral part of these financial statements)

F-5

BAIXO RELOCATION SERVICES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2015 $	For the Period From January 7, 2014 (inception) to February 28, 2014 $

Cash flows from operating activities
Net loss	(26,398)	(625)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	1,041	625
Net cash used in operating activities	(25,357)	-

Cash flows from financing activities
Proceeds from issuance of common stock	45,000	25,000
Net cash provided by financing activities	45,000	25,000

Change in cash	19,643	25,000

Cash - beginning of period	25,000	-

Cash - end of period	44,643	25,000

Supplemental cash flow disclosures
Cash paid For:
Interest	--	--
Income tax	--	--

(The accompanying notes are an integral part of these financial statements)

BAIXO RELOCATION SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and 2014

1. NATURE AND CONTINUANCE OF OPERATIONS

Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception") and is in the development stage. The Company intends to operate as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February 28.

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ equity and cash flows disclosed activity since the date of our Inception (January 7, 2014) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $27,023 as at February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has elected February 28, year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

BAIXO RELOCATION SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As at February 28, 2015, the Company had $44,643 in cash.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The Company does not utilize derivative instruments.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company has incurred no costs for research and development.  Once the Company’s website is fully operational, this asset will be amortized over a sixty month period.

Revenue

The Company's revenues will be derived principally by the sale of its services. The Company has generated no revenues to date. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

BAIXO RELOCATION SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or expense during the period that includes the date of enactment or substantive enactment.

At February 28, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and believes that none of them will have a material impact on the Company’s financial statements.

4. CAPITAL STOCK

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

At February 28, 2015, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ms. Rosy Rodrigues, officer and director of the Company, is currently providing the Company with use of office space and services at no charge. The Company’s officer and director is involved in other business activities and may face a conflict in selecting between the Company and her other business interests. The Company has adopted a Code of Business Conduct and Ethics.

The officer and director of the Company will not be paid for any underwriting services that she will form on behalf of the Company with respect to the Company's public offering.

BAIXO RELOCATION SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and 2014

6. INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of approximately $27,023 that may be available to reduce future years' taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur in compliance with the liability method of accounting for income taxes and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended February 28, 2015	For the Period Ended February 28, 2014
Operating loss	$26,398	$625
Statutory tax rate	34%	15%
Refundable federal income tax attributable to current operations	8,975	94
Change in valuation allowance	(8,975)	(94)
Net refundable amount	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	February 28, 2015	February 28, 2014
Deferred tax asset attributed to:
Net operating loss	$9,188	$94
Less, valuation allowance	(9,188)	(94)
Net deferred tax assets	$--	$--

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2015, the date these financial statements were available for issuance. Subsequent to the fiscal period ended February 28, 2015, the Company acquired an Indian company as its subsidiary where the Company will conduct its relocation business in India.