Form 10-Q
period 2015-05-31
Baixo Relocation Services, Inc.
filed 2015-07-09
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Telephone: 011-91-772-088-4167

Email address: baixorelocation@gmail.com

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x__ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at July 8, 2015. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements.

Baixo Relocation Services, Inc.

Consolidated Balance Sheets

(unaudited)

	May 31, 2015 $	February 28, 2015 $

ASSETS
Current assets
Cash	43,457	44,643
Total current assets	43,457	44,643
Total assets	43,457	44,643

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	7,978	1,666
Total current liabilities	7,978	1,666
Total liabilities	7,978	1,666

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of May 31, 2015 and February 28, 2015 respectively	8,000	8,000
Additional paid-in capital	62,000	62,000
Deficit accumulated	(34,521)	(27,023)
Total stockholder’s equity	35,479	42,977
Total liabilities and stockholder’s equity	43,457	44,643

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2015 $	For the Three Months Ended May 31, 2014 $

Expenses
General and administrative	2,138	73
Professional fees	5,360	4,700

Net loss	(7,498)	(4,773)

Net loss per share – basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding – basic and diluted	8,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended May 31, 2015 $	For the Three Months Ended May 31, 2014 $

Cash flows from operating activities
Net loss	(7,498)	(4,773)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	-	(1,300)
Accounts payables and accrued liabilities	6,312	1,441
Net cash used in operating activities	(1,186)	(4,632)

Change in cash	(1,186)	(4,632)

Cash – beginning of period	44,643	25,000

Cash – end of period	43,457	20,368

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc. Notes to the consolidated financial statements May 31, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception"). The Company intends to operate as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February 28. The Company’s activities to date have been limited to capital formation, organization and development of its business plan and the development of it website. The Company has not commenced operations.

Note 2: Basis of Presentation

Unaudited interim consolidated financial statements

The unaudited interim consolidated financial statements include the accounts of Baixo Relocation Services, Inc and its wholly-owned Indian subsidiary, Baixo Relocation Services Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended February 28, 2014, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company's director.

The Company became a reporting company on September 4, 2014 and on December 9, 2014, the Company completed its offering of a total of 3,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.015 per share, for total proceeds of $45,000.

At May 31, 2015, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $34,521 as at May 31, 2015 ($27,023 as at February 28, 2015) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity, if required, to meet its working capital needs.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended May 31, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We were incorporated on January 7, 2014 in the State of Nevada.  We plan to commence operations as a consulting business whereby we will provide personalized relocation services to clients, both individual and corporate, who are relocating to the state of Goa and later we plan to include the states of Maharashtra and Karnataka, which are all located in western India. We will assist clients who intend to relocate to the region for temporary, long-term, and permanent periods. We intend to offer a wide range of relocation services to our clients, including arranging and assisting with transportation to India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training. We will offer different pricing structures for each of the services we will provide.

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

Plan of Operation

About Our Company

Since our incorporation, we have been engaged in organizational, planning and website development activities, and we have not generated any revenues.

Our goal is to offer a wide range of services to individual and business clients that intend to relocate to the states of Goa, Maharashtra, and Karnataka. Initially, we will focus our marketing efforts on English-speaking people that are unfamiliar with Indian culture, customs, and languages who seek consulting services to help them relocate and transition to life in India. All services that we provide will be charged on a per-service basis. We have also purchased a website domain, www.baixorelocation.com and have begun to plan the design and development of our website, which we will use to brand our company and inform potential clients of our services. We plan to commence operations as described in our registration statement and complete our corporate website. We intend to use the net proceeds from this offering to develop our business operations and pay for our website design.

Our president, Rosy Rodrigues, who has employment experience in operating an apartment rental agency and chauffeur referral service, will provide potential relocating clients with services related to obtaining housing and transportation services. She will also aid clients with education registration, area orientation, bank introductions, housekeeping arrangements, and utilities connections. We intend to outsource other services, such as immigration services to lawyers and tax compliance to accountants. We will charge our clients a flat rate fee for the services that they purchase from us. Our fees for arranging third-party services will be included in the invoices that we render to our clients. In addition, depending on our arrangements with various third-party vendors, we may charge them a separate referral fee for the business that they receive from us.

Our organizational and planning activities to date have consisted as follows:

a.

of registration of our domain name, initial funding by our shareholders,

b.

In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

c.

We made application with FINRA for listing and have been listed for trading on March 4, 2015;

d.

We have incorporated an Indian subsidiary, Baixo Relocation Services Private Limited and have opened a back account.

e.

Our president, Rosy Rodrigues, has contacted various third-party service providers that would be prepared to perform relocation services for our clients on terms. Presently we have one party with two apartments interested in negotiating for our services

f.

We have retained a website developer who has commences design and narrative of the site for our corporate website that will describe the services that we offer to provide to our potential clients with the ability to contact us to request services or ask questions about the services that we offer, and to the extent possible, disclose the qualifications of some of the third-party service providers that agree to perform relocation services to our clients.

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

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

For a period of six months from the date of completion of the offering, our president, Rosy Rodrigues, intends to formalize contractual relationships with various third-party service providers that are prepared to perform relocation services for our clients on terms acceptable to both parties. Presently we have one party with two apartments interested in negotiating for our services;

2.

During the second quarter, we intend to test our website and be operational;

3.

In addition to our website, we intend to retain a search engine optimization consultant that will aid us in developing an Internet presence and assure that our website is highly visible to potential clients that search for us;

4.

Once our website is operational, Ms. Rodrigues will undertake the design and implementation of social media accounts on websites such as Facebook, Google Plus, and Twitter. We anticipate that this process will take approximately one to two weeks and will have negligible cost to us;

5.

Subject to the initial success of our business, which may prevent Ms. Rodrigues from providing all of the consulting services that she intends to personally provide due to time constraints that would impact her ability to properly perform her tasks, we intend to hire employees to perform similar functions. The pay rates for such employees would be negotiable, but are anticipated to be approximately $3,000 per year. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. As our business develops, Ms. Rodrigues’ role would transition from client consultant to a manager of all of our consultants. This would likely occur once we employed at least five consultants.

We do not expect to realize any revenues and do not expect to commence operations until approximately September 2015. Our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

Currently, our President has increased the time and now devotes approximately 10% of her business time to the Company’s operations. Ms. Rodrigues has indicated that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence and we anticipate that then we will compensate her 18,000/- Indian rupees ($300) per month.

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

Results of Operations

We did not earn any revenues for the three months ended May 31, 2015 and from inception on January 7, 2014 to May 31, 2015. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended May 31, 2015, we have incurred total operating expenses in the amount of $7,498, mainly comprised of professional fees totaling $5,360 which relates to fees for incorporating our Indian subsidiary and audit fees.

For the three months ended May 31, 2014, we have incurred total operating expenses in the amount of $4,773, mainly comprised of professional fees totaling $4,700 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $34,521 from inception on January 7, 2014 through May 31, 2015. These operating expenses are comprised of professional fees totaling $16,485.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at May 31, 2015, we had a cash balance of $43,457. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended February 28, 2015 included a going concerned paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2016.

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

None

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

Date: July 9, 2015

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director