Form 10-Q
period 2015-08-31
Baixo Relocation Services, Inc.
filed 2015-09-16
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Baixo Relocation Services, Inc.

Consolidated Balance Sheets

(unaudited)

	August 31, 2015 $	February 28, 2015 $

ASSETS
Current assets
Cash	21,227	44,643
Total current assets	21,227	44,643
Total assets	21,227	44,643

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	341	1,666
Total current liabilities	341	1,666
Total liabilities	341	1,666

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of August 31, 2015 and February 28, 2015 respectively	8,000	8,000
Additional paid-in capital	62,000	62,000
Deficit accumulated	(49,114)	(27,023)
Total stockholder’s equity	20,886	42,977
Total liabilities and stockholder’s equity	21,227	44,643

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended August 31		Ended August 31
	2015	2014	2015	2014
	$	$	$	$
Expenses
General and administrative	1,175	1,025	3,313	1,098
Professional fees	13,418	1,500	18,778	6,200
Net loss	(14,593)	(2,525)	(22,091)	(7,,298)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	5,000,000	8,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31, 2015 $	For the Six Months Ended August 31, 2014 $

Cash flows from operating activities
Net loss	(22,091)	(7,298)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	-	(1,300)
Accounts payables and accrued liabilities	(1,325)	41
Net cash used in operating activities	(23,416)	(8,557)

Change in cash	(23,416)	(8,557)

Cash - beginning of period	44,643	25,000

Cash - end of period	21,227	16,443

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc. Notes to the consolidated financial statements August 31, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception"). The Company operates as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February 28.

Note 2: Basis of Presentation

Unaudited interim consolidated financial statements

The unaudited interim consolidated financial statements include the accounts of Baixo Relocation Services, Inc and its wholly-owned Indian subsidiary, Baixo Relocation Services Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

At August 31, 2015, there were no issued and outstanding stock options or warrants.

Baixo Relocation Services, Inc. Notes to the consolidated financial statements August 31, 2015 (Unaudited)

Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $49,114 as at August 31, 2015 ($27,023 as at February 28, 2015) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity, if required, to meet its working capital needs.

Item 2. Management's Discussion and Analysis of Fnancial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended August 31, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We were incorporated on January 7, 2014 in the State of Nevada.  We plan to operate as a consulting business whereby we provide personalized relocation services to clients, both individual and corporate, who are relocating to the state of Goa. Based on our success,  we plan to expand to the states of Maharashtra and Karnataka, which are all located in western India. We assist clients who intend to relocate to the region for temporary, long-term, and permanent periods. We offer a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training. We have different pricing structures for each of the services we provide.

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

Since inception, although we are operational, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception.

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

Plan of Operation

About Our Company

Since our incorporation, we have been engaged in organizational development and website development and its operation. Although we are operational, we have not generated any revenues.

Our goal is to offer a wide range of services to individual and business clients that intend to relocate to the states of Goa. We have focused our marketing efforts on English-speaking people who seek our services to help them relocate and transition to life in Goa. All services that we provide will be charged on a per-service basis. We have an operational website domain, www.baixorelocation.com   where we brand our company and inform potential clients of our services. We have used the net proceeds from this offering to develop our business operations and pay for our website design.

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

We had retained a website developer to design our corporate website that describes our services to our potential clients

g.

We have tested our website and is operational;

Our plan of operations over the 12 month period is to generate revenue and develop an advertising and marketing plan.  Our challenge remains to attract customers to our website and to advise them of the range of services that we will offer.

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.

For a period of six months, our president, Rosy Rodrigues, intends to formalize contractual relationships with various third-party service providers that are prepared to perform relocation services for our clients on terms acceptable to both parties. Presently we have one party with two apartments interested in negotiating for our services;

2.

We intend to retain a search engine optimization consultant that will aid us in developing an Internet presence and assure that our website is highly visible to potential clients that search for us;

3.

Ms. Rodrigues will undertake the design and implementation of social media accounts on websites such as Facebook, Google Plus, and Twitter. We anticipate that this process will have negligible cost to us;

We have not generated any revenues and our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We did not earn any revenues for the three months ended August 31, 2015 and from inception on January 7, 2014 to August 31, 2015.

For the three months ended August 31, 2015, we have incurred total operating expenses in the amount of $14,593, mainly comprised of professional fees totaling $13,418 which relates to DTC eligibility and accounting fees.

For the three months ended August 31, 2014, we have incurred total operating expenses in the amount of $2,525, mainly comprised of professional fees totaling $1,500 which relates to legal and accounting fees for the registration statement and related costs.

For the six months ended August 31, 2015, we have incurred total operating expenses in the amount of $22,091, mainly comprised of professional fees totaling $18,778 which relates to fees for legal, DTC eligibility and accounting fees for the registration statement, and related costs.

For the six months ended August 31, 2014, we have incurred total operating expenses in the amount of $7,298, mainly comprised of professional fees totaling $6,200 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $49,114 from inception on January 7, 2014 through August 31, 2015. These operating expenses are comprised of professional fees totaling $29,903.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at August 31, 2015, we had a cash balance of $21,227. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective such that the material information included in the report is accumulated and communicated to our management, recorded, processed, summarized and reported within the time periods relating to our company, particularly during the period when this report was being prepared.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2015 and based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate segregation of duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of audit committee and outside directors on the Company’s board of directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Our management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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

Date: September 15, 2015

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director