Form 10-Q
period 2015-11-30
Baixo Relocation Services, Inc.
filed 2016-01-13
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at January 12, 2016. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements.

Baixo Relocation Services, Inc.

Consolidated Balance Sheets

(unaudited)

	November 30, 2015 $	February 28, 2015 $

ASSETS
Current assets
Cash	18,365	44,643
Total current assets	18,365	44,643
Total assets	18,365	44,643

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	341	1,666
Total current liabilities	341	1,666
Total liabilities	341	1,666

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of November 30, 2015 and February 28, 2015 respectively	8,000	8,000
Additional paid-in capital	62,000	62,000
Accumulated Other Comprehensive Income	(220)	-
Deficit accumulated	(51,756)	(27,023)
Total stockholder’s equity	18,024	42,977
Total liabilities and stockholder’s equity	18,365	44,643

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended November 30		Ended November 30
	2015	2014	2015	2014
	$	$	$	$
Expenses
General and administrative	1,189	557	4,502	1,655
Professional fees	1,453	1,500	20,231	7,700
Net loss	(2,642)	(2,057)	(24,733)	(9,355)
Other Comprehensive Loss
Foreign exchange translation adjustment	220		220
Total Comprehensive Loss	(2,862)	(2,057)	(24,953)	(9,355)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	5,000,000	8,000,000	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30, 2015 $	For the Nine Months Ended November 30, 2014 $

Cash flows from operating activities
Net loss	(24,733)	(9,355)
Adjustments to reconcile to net cash used in operating activities:
Foreign exchange translation adjustment	(220)	-
Change in operating assets and liabilities
Prepaid	-	(1,300)
Accounts payables and accrued liabilities	(1,325)	1,541
Net cash used in operating activities	(26,278)	(9,114)

Change in cash	(26,278)	(9,114)

Cash - beginning of period	44,643	25,000

Cash - end of period	18,365	15,886

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc. Notes to the consolidated financial statements November 30, 2015 (Unaudited)

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

At November 30, 2015, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $51,976 as at November 30, 2015 ($27,023 as at February 28, 2015) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity, if required, to meet its working capital needs.

Item 2. Management's Discussion and Analysis of Fnancial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended November 30, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We were incorporated on January 7, 2014 in the State of Nevada.  We operate a consulting business whereby we provide personalized relocation services to clients, both individual and corporate, who are relocating to the state of Goa. We assist clients who intend to relocate to the region for temporary, long-term, and permanent periods. We offer a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training. We have different pricing structures for each of the services we provide.

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

Plan of Operation

About Our Company

Since our incorporation, we have been engaged in organizational development and website development and its operation. Although we are operational, we have been unable to generate any revenues.

We offer a wide range of services to individual and business clients who intend to relocate to the state of Goa, India. We have focused our marketing efforts on English-speaking people who seek our services to help them relocate and transition to life in Goa. All services that we provide will be charged on a per-service basis. We have an operational website domain, www.baixorelocation.com   where we brand our company and inform potential clients of our services. We have used the net proceeds from this offering to develop our business operations and pay for our website design.

Our president, Rosy Rodrigues, who has experience in operating an apartment rental agency and chauffeur referral service, provides potential relocating clients with services related to obtaining housing and transportation services. She will aid clients with education registration, area orientation, bank introductions, housekeeping arrangements, and utilities connections.

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

Our plan of operations over the 12 month period is to generate revenue and enhance our advertising and marketing plan.  Our challenge remains to attract customers to our website and to advise them of the range of services that we will offer.

We plan to achieve the following specific business milestones:

1.

Our president, Rosy Rodrigues, has discussions to formalize contractual relationships with various third-party service providers that are prepared to perform relocation services for our clients on terms acceptable to both parties. Presently we have one party with two apartments interested in our services;

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

So far, our plans have not been successful and we have not generated any revenues and our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

Currently, our President is not compensated and devotes approximately 5% of her business time to the Company’s operations. Ms. Rodrigues is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence and we anticipate that then we will compensate her 18,000/- Indian rupees ($300) per month.

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

Results of Operations

Although we are operational, we did not earn any revenues for the three months ended November 30, 2015 and from inception on January 7, 2014 to November 30, 2015.

For the three months ended November 30, 2015, we have incurred total operating expenses in the amount of $2,642, mainly comprised of professional fees totaling $1,453 which relates accounting fees.

For the three months ended November 30, 2014, we have incurred total operating expenses in the amount of $2,057, mainly comprised of professional fees totaling $1,500 which relates to legal and accounting fees for the registration statement and related costs.

For the nine months ended November 30, 2015, we have incurred total operating expenses in the amount of $24,733, mainly comprised of professional fees totaling $20,231 which relates to fees for legal, DTC eligibility and accounting fees for the registration statement, and related costs.

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

Liquidity and Capital Resources

As at November 30, 2015, we had a cash balance of $18,365. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of November 30, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of November 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: January 12, 2016

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director