Form 10-K
period 2016-02-29
Baixo Relocation Services, Inc.
filed 2016-05-31
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended February 29, 2016

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

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.

Yes [X]   No [  ]

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,000,000 common shares at $0.015* = $120,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, our director of the registrant is considered to be affiliates of the registrant. As of May 25, 2016, no bid or asked prices are available.

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of May 25, 2016.

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

Although we have no plans to change our planned business activities or to combine with another business, we may entertain approaches that might cause us to change our plans.

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

Not Applicable.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended February 29, 2016.

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

Item 6. Selected Financial Data

In addition to reading this section, you should read the consolidated financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended February 29, 2016	Year Ended February 28, 2015

Total Operating Expenses	$27,640	$26,398
Net loss	(27,640)	(26,398)
Loss per share (basic and diluted)	(0.00)	(0.00)

Balance Sheet Information:

	As of February 29, 2016	As of February 28, 2015

Working capital	$15,132	$42,977
Total assets	15,473	44,643
Total liabilities	341	1,666
Accumulated Deficit	(54,663)	(27,023)
Stockholders’ equity	$15,132	$42,977

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

Results of Operations:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Total Operating Expenses	$27,640	$26,398
Net income (loss)	$(27,640)	$(26,398)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Year Ended February 29, 2016	Year Ended February 29, 2015
Professional fees	$21,747	$10,500
General and Administration fees	5,893	15,898
Total	$27,640	$26,398

Results of Operations

Although we are operational, we did not earn any revenues since inception on January 7, 2014 to present.

For the year ended February 29, 2016, we have incurred total operating expenses in the amount of $27,640, mainly comprised of professional fees totaling $21,747 which relates to fees for legal, DTC eligibility and accounting fees for the registration statement, and related costs.

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

Liquidity and Capital Resources

Liquidity and Capital Resources

Our cash balance at February 29, 2016 was $15,473 and $341 in current liabilities. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

•

interest by online users to retain us for our services which will generate revenue.

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

The Report of Independent Registered Public Accounting Firm issued by  Seale and Beers, CPAs a professional corporation for the audited financial statements for the years ended February 29, 2016 and February 28, 2015, is included herein immediately preceding the audited financial statements.

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

As of February 29, 2016, the year-end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 29, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended February 29, 2016 covered by this report were not previously reported on Form 8-K.

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

Rosy Rodrigues currently devotes about 5 hours per week to company matters, in the future she intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending February 29, 2016, and subsequent thereto, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rosy Rodrigues President, Chief Executive Officer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at 2016 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at February 29, 2016.

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

Future Sales by existing shareholders

As of February 29, 2016, a total of 5,000,000 shares have been issued to Rosy Rodrigues, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 29, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2016 and for period year ended February 28, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29, 2016	February 28, 2015
Audit Fees	$8,000	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,000	$8,000

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil.

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

Date: May 25, 2016

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BAIXO RELOCATION SERVICES, INC.

Date: May 25, 2016

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director

BAIXO RELOCATION SERVICES, INC.

FINANCIAL STATEMENTS

FEBRUARY 29, 2016 and February 28, 2015

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baixo Relocation Services, Inc.

We have audited the accompanying balance sheets of Baixo Relocation Services, Inc. as of February 29, 2016 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 29, 2016. Baixo Relocation Services, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baixo Relocation Services, Inc. as of February 29, 2016 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

May 25, 2015

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2016 $	February 28, 2015 $

ASSETS
Current assets
Cash	15,473	44,643
Total current assets	15,473	44,643
Total assets	15,473	44,643

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	341	1,666
Total current liabilities	341	1,666
Total liabilities	341	1,666

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of February 29, 2016 and February 28, 2015 respectively	8,000	8,000
Additional paid-in capital	62,000	62,000
Accumulated Other Comprehensive Income	(205)	-
Deficit accumulated	(54,663)	(27,023)
Total stockholder’s equity	15,132	42,977
Total liabilities and stockholder’s equity	15,473	44,643

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended February 29, 2016 $	For the Year Ended February 28, 2015 $

Expenses
General and administrative	5,893	15,898
Professional fees	21,747	10,500

Net loss	(27,640)	(26,398)

Other Comprehensive Loss

Foreign exchange translation adjustment	205	-

Total Comprehensive Loss	(27,845)	(26,398)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	5,667,582

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from January 7, 2014 (inception) to February 29, 2016

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, January 7, 2014 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash on January 14, 2014	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(625)	(625)

Balance, February 28, 2014	5,000,000	5,000	20,000	(625)	24,375
Common stock issued for cash on December 9, 2014	3,000,000	3,000	42,000	-	45,000
Net loss	-	-	-	(26,398)	(26,398)

Balance, February 28, 2015	8,000,000	8,000	62,000	(27,023)	42,977
Other Comprehensive Income	-	-	-	(205)	(205)
Net loss	-	-	-	(27,640)	(27,640)

Balance, February 29, 2016	8,000,000	8,000	62,000	(54,868)	15,132

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 29, 2016 $	For the Year Ended February 28, 2015 $

Cash flows from operating activities
Net loss	(27,640)	(26,398)
Adjustments to reconcile to net cash used in operating activities:
Foreign exchange translation adjustment	(205)	-
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,325)	1,041
Net cash used in operating activities	(29,170)	(25,357)

Cash flows from financing activities
Proceeds from issuance of common stock	-	45,000
Net cash provided by financing activities	-	45,000

Change in cash	(29,170)	19,643

Cash - beginning of period	44,643	25,000

Cash - end of period	15,473	44,643

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

1.  NATURE AND CONTINUANCE OF OPERATIONS

Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception"). The Company operates as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February 28.

2.  GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $54,663 as at February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has elected February 28, year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As at February 29, 2016, the Company had $15,473 in cash.

BAIXO RELOCATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The Company does not utilize derivative instruments.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or expense during the period that includes the date of enactment or substantive enactment.

At February 29, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

BAIXO RELOCATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and believes that none of them will have a material impact on the Company’s consolidated financial statements.

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

At February 29, 2016, there were no issued and outstanding stock options or warrants.

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

6.  INCOME TAXES

As of February 29, 2016, the Company had net operating loss carry forwards of approximately $54,663 that may be available to reduce future years' taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur in compliance with the liability method of accounting for income taxes and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015
Operating loss	$27,640	$26,398
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	9,398	8,975
Change in valuation allowance	(9,398)	(8,975)
Net refundable amount	$--	$--

BAIXO RELOCATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

6.  INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	February 29, 2016	February 28, 2015
Deferred tax asset attributed to:
Net operating loss	$18,585	$9,188
Less, valuation allowance	(18,585)	(9,188)
Net deferred tax assets	$--	$--

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.