Form 10-Q
period 2016-05-31
Baixo Relocation Services, Inc.
filed 2016-06-17
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at June 16, 2016. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements.

Baixo Relocation Services, Inc.

Consolidated Balance Sheets

(unaudited)

	May 31, 2016 $	February 29, 2016 $

ASSETS
Current assets
Cash	7,595	15,473
Prepaid	448	-
Total current assets	8,043	15,473
Total assets	8,043	15,473

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	895	341
Total current liabilities	895	341
Total liabilities	895	341

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of May 31, 2016 and May 31, 2015 respectively	8,000	8,000
Additional paid-in capital	62,000	62,000
Accumulated Other Comprehensive Income	(205)	(205)
Deficit accumulated	(62,647)	(54,663)
Total stockholder’s equity	7,148	15,132
Total liabilities and stockholder’s equity	8,043	15,473

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2016 $	For the Three Months Ended May 31, 2015 $

Expenses
General and administrative	4,484	2,138
Professional fees	3,500	5,360

Net loss	(7,984)	(7,498)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	8,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended May 31, 2016 $	For the Three Months Ended May 31, 2015 $

Cash flows from operating activities
Net loss	(7,984)	(7,498)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	(448)	-
Accounts payables and accrued liabilities	554	6,312
Net cash used in operating activities	(7,878)	(1,186)

Change in cash	(7,878)	(1,186)

Cash - beginning of period	15,473	44,643

Cash - end of period	7,595	43,457

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc. Notes to the consolidated financial statements May 31, 2016 (Unaudited)

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

At May 31, 2016, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $62,647 as at May 31, 2016 ($54,663 as at February 29, 2016) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity, if required, to meet its working capital needs.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended May 31, 2016 and 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We require approximately $15,000 for the next 12 months as a reporting issuer and we have $7,148 in working capital and additional funds is required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from either the President or his associates.  In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

We have commenced our operation and although we are operational, we have been unable to generate any revenues and we have $7,148 in working capital and will require approximately $15,000 for the next 12 months as a reporting issuer. We have been investigating the potential to generate any sales by discussing our products locally, without success. We have been discussing with potential investors for injection of working capital or to change our planned business activities or to combine with another business. During the quarter, we have applied for listing on OTCQB to make us more marketable.

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

Results of Operations

Although we are operational, we did not earn any revenues from inception on January 7, 2014 to May 31, 2016.

For the three months ended May 31, 2016, we have incurred total operating expenses in the amount of $7,984, mainly comprised of professional fees totaling $3,500 and general and administrative expenses totaling $4,484 which mainly relates to our listing application fee paid to OTCQB.

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

Liquidity and Capital Resources

Our cash balance at May 31, 2016 was $7,595 and $895 in current liabilities. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

Future Financings

As at May 31, 2016, we had a working capital balance of $7,148 and we will require additional financing in order to enable us to proceed with our plan of operations.

When we will require additional financing, there can be no assurance that additional financing will be available to us, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended February 29, 2016 included a going concerned paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of May 31, 2016. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of May 31, 2016.

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

Date: June 16, 2016

By: /s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director