Form 10-Q
period 2016-08-31
Baixo Relocation Services, Inc.
filed 2016-10-20
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2016
Common Stock, $0.001	8,000,000

BAIXO RELOCATION SERVICES, INC.

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

Forward-looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Baixo Relocation Services, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Baixo Relocation Services, Inc.

Consolidated Balance Sheets

(unaudited)

	August 31, 2016	February 29, 2016
	$	$
ASSETS

Current assets
Cash	32	15,473
Total current assets	32	15,473
Total assets	32	15,473

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

LIABILITIES
Current liabilities
Accrued liabilities	300	341
Total current liabilities	300	341
Total liabilities	300	341

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common stock: $0.001 par value, 75,000,000 authorized, 8,000,000 issued and outstanding as of August 31, 2016 and February 29, 2016 respectively [Note 3]	8,000	8,000
Additional paid-in capital	62,000	62,000
Accumulated Other Comprehensive Income	(205)	(205)
Deficit accumulated	(70,063)	(54,663)
Total stockholders’ (deficiency) equity	(268)	15,132
Total liabilities and stockholders’ (deficiency) equity	32	15,473

(The accompanying notes are an integral part of these consolidated financial statements)

Going concern [Note 4]

Subsequent events [Note 5]

Baixo Relocation Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended August 31		Ended August 31
	2016	2015	2016	2015
	$	$	$	$
Expenses
General and administrative	1,204	1,175	5,688	3,313
Professional fees	6,212	13,418	9,712	18,778
Net loss	(7,416)	(14,593)	(15,400)	(22,091)

Net loss per share – basic and diluted	(0.001)	(0.002)	(0.002)	(0.003)

Weighted average shares outstanding – basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31, 2016	For the Six Months Ended August 31, 2015
	$	$
Cash flows from operating activities
Net loss	(15,400)	(22,091)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accrued liabilities	(41)	(1,325)
Net cash used in operating activities	(15,441)	(23,416)

Change in cash	(15,441)	(23,416)

Cash – beginning of period	15,473	44,643

Cash – end of period	32	21,227

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these consolidated financial statements)

Baixo Relocation Services, Inc.

Notes to the consolidated financial statements

August 31, 2016

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

Note 2: Basis of Presentation

Unaudited interim consolidated financial statements

The unaudited interim consolidated financial statements include the accounts of Baixo Relocation Services, Inc and its wholly-owned Indian subsidiary, Baixo Relocation Services Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation. During the period ended August 31, 2016, the Company dissolved its wholly-owned subsidiary and therefore the balance sheet as at August 31, 2016 represents only the assets and liabilities of the Company.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 29, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. At August 31, 2016, there were 8,000,000 shares of common stock issued and outstanding (at February 29, 2016: 8,000,000 shares of common stock issued and outstanding).

At August 31, 2016, there were no issued and outstanding stock options or warrants.

Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $70,063 as at August 31, 2016 ($54,663 as at February 29, 2016) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

Note 5: Subsequent Events

The Company’s management has evaluated subsequent event up to October 20, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

Effective October 3, 2016, Rosy Rodrigues, the majority shareholder, sole executive officer and member of the Board of Directors of the Company entered into certain stock purchase agreements with certain investors. In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. This has resulted in a change of control.

Note 6: Recently Issued Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months and six months ended August 31, 2016 and 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

OVERVIEW

Baixo Relocation Services, Inc., a Nevada corporation, was incorporated on January 7, 2014 in the State of Nevada. We previously operated a consulting business whereby we provided personalized relocation services to clients, both individual and corporate, who were relocating to the state of Goa. We assisted clients who intended to relocate to the region for temporary, long-term, and permanent periods. We offered a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training.

As of the date of this Quarterly Report, we are deemed to be a shell corporation as defined in Rule 230.405 of the Securities Act and, therefore, issued shares of restricted stock available for sale under Rule 144 may be affected. We must cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting our status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the "Form 10 information" with the Securities and Exchange Commission.

Change in Control

Effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), the majority shareholder, sole executive officer and member of the Board of Directors of Baixo Relocation Services, Inc., a Nevada corporation (the “Company”) entered into certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the six months ended August 31, 2016 and August 31, 2015 and should be read in conjunction with the financial statements and notes thereto, included with our most recent Form 10-K for fiscal year ended February 29, 2016.

Balance sheet – as at August 31, 2016 and February 29, 2016

At August 31, 2016, our current assets were $32 and our current liabilities were $300. Current assets comprised $32 in cash and current liabilities comprised of $300 in accrued liabilities.

As of August 31, 2016, our total assets were $32 comprised of $32 in current assets. The decrease in total assets during the six month period ended August 31, 2016 from fiscal year ended February 29, 2016 was primarily due to the decrease in cash of $15,132.

As of August 31, 2016, our total liabilities were $300 comprised of $300 in current liabilities. The slight decrease in liabilities during the six month period ended August 31, 2016 from fiscal year ended February 29, 2016 was primarily due to the decrease in accrued liabilities of $41.

Stockholders’ equity decreased from $15,132 for fiscal year ended February 29, 2016 to $(268) for the six month period ended August 31, 2016.

Statement of Operations

SUMMARY COMPARISON OF OPERATING RESULTS

	Six Month Period ended August 31
	2016	2015
Total Operating Expenses	$15,400	$22,091
Net Loss	(15,400)	(22,091)
Net Loss Per Share	(0.00)	(0.00)

For the six months ended August 31, 2016 and 2015.

Our net loss for the six month period ended August 31, 2016 was ($15,400) compared to a net loss of ($22,091) during the six month period ended August 31, 2015 (a decrease in net loss of $6,691). We did not generate any revenue during the six month periods ended August 31, 2016 and August 31, 2015, respectively.

During the six month period ended August 31, 2016, we incurred operating expenses of $15,400 compared to $22,091 incurred during the six month period ended August 31, 2015 (a decrease of $6,691). These operating expenses incurred during the six month period ended August 31, 2016 consisted of: (i) general and administrative of $5,688 (2015: $3,313); and (ii) professional fees of $9,712 (2015: $18,778). Operating expenses incurred during the six month period ended August 31, 2016 decreased compared to the six month period ended August 31, 2015 primarily due to a decrease in professional fees of $9,066, partially offset by an increase in General expenses amounting to $2,375.

Our loss from operations during the six month period ended August 31, 2016 was ($15,400) compared to a loss from operations of ($22,091) during the six month period ended August 31, 2015.

During the six month period ended August 31, 2016 and August 31, 2015, respectively, we did not incur any other expense.

Therefore, we realized a net loss of ($15,400) or ($0.002) per share for the six month period ended August 31, 2016 compared to a net loss of ($22,091) or ($0.003) per share for the six month period ended August 31, 2015. The weighted average number of shares outstanding was 8,000,000 for the six month periods ended August 31, 2016 and August 31, 2015, respectively.

For the three months ended August 31, 2016 and 2015.

Our net loss for the three month period ended August 31, 2016 was ($7,416) compared to a net loss of ($14,593) during the three month period ended August 31, 2015 (a decrease in net loss of $7,902). We did not generate any revenue during the three month periods ended August 31, 2016 and August 31, 2015, respectively.

During the three month period ended August 31, 2016, we incurred operating expenses of $7,416 compared to $14,593 incurred during the three month period ended August 31, 2015 (a decrease of $7,902). These operating expenses incurred during the three month period ended August 31, 2016 consisted of: (i) general and administrative of $1,204 (2015: $1,175); and (ii) professional fees of $6,212 (2015: $13,418). Operating expenses incurred during the three month period ended August 31, 2016 decreased compared to the three month period ended August 31, 2015 primarily due to a decrease in professional fees of $7,206.

Our loss from operations during the three month period ended August 31, 2016 was ($7,416) compared to a loss from operations of ($14,593) during the three month period ended August 31, 2015.

During the three month period ended August 31, 2016 and August 31, 2015, respectively, we did not incur any other expense.

Therefore, we realized a net loss of ($7,416) or ($0.001) per share for the three month period ended August 31, 2016 compared to a net loss of ($14,593) or ($0.002) per share for the three month period ended August 31, 2015. The weighted average number of shares outstanding was 8,000,000 for the three month periods ended August 31, 2016 and August 31, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCE

At August 31, 2016, our current assets were $32 and our current liabilities were $300, which resulted in a working capital deficit of $268. As at August 31, 2016, current assets comprised $32 in cash and current liabilities comprised of $300 in accrued liabilities.

We are actively seeking various financing operations to meet the working capital requirements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2016, net cash flows used in operating activities was ($15,441) compared to net cash flows used in operating activities of ($23,416) for the six month period ended August 31, 2015. Net cash flows used in operating activities consisted primarily of a net loss of $15,400 (2015: $22,091), which was partially adjusted by ($41) (2015: ($1,325)) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month period ended August 31, 2016 and August 31, 2015, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the six month periods ended August 31, 2016 and August 31, 2015, net cash flows provided from financing activities was $-0-.

Our cash balance at August 31, 2016 was $32. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

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

Future Financings

As at August 31, 2016, we had a working capital deficit of $268 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We require approximately $15,000 for the next 12 months as a reporting issuer and additional funds are required. Before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from management or related third parties. In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

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

ITEM 3. QUALITATIVE AND QUNTITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2016/2017 to remedy such deficiencies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

CHANGE IN CONTROL

Effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), the majority shareholder, our sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. Therefore, there has been a change in control.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 8,000,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:

Rosy Rodrigues H. 190/5 Central Horte, Aquem, Baixo, Goa, India	-0-	0%

All executive officers and directors as a group (1 persons)	-0-	0%

5% or Greater Shareholders

Richard Hue 902 – 111 Forsythe Street Oakville, Ontario Canada L6K 3J9	3,700,000	46.25%

Robert Ramage 1093 Regional Road 97 Puslinch, Ontario Canada N0B 2J0	600,000	7.5%

1322975 Alberta Ltd. (2) 10033 – 80 Avenue Suite 101 Edmonton, Alberta Canada T6E 1T4	500,000	6.3%

_____________

*	Less than one percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 8,000,000 shares issued and outstanding.

(2)	The person who has sole dispositive and voting power over the shares held by 1322975 Alberta Ltd. is M. Robert Mackinnon.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

Effective October 3, 2016, our certifying accountant, Seale and Beers, CPAs, LLC (“S&B”), was dismissed as our independent registered public accounting firm based upon the recent announcement of its acquisition by a new auditing firm, AMC Auditing, LLC. We have engaged SRCO Professional Corporation, Chartered Professional Accountants, Licensed Public Accountants (“SRCO”) as our principal independent registered public accounting firm effective October 3, 2016. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The reports of S&B on our financial statements for fiscal years ended February 29, 2016 and February 28, 2015 (which included the balance sheet as of February 29, 2016, and the statement of operations, cash flows and stockholders’ equity as of February 29, 2016), for either of the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended February 29, 2016 and February 28, 2015 and during the subsequent period through to the date of S&B's dismissal, there were no disagreements between us and S&B, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of S&B, would have caused S&B to make reference thereto in its report on our audited financial statements.

We provided S&B with a copy of the Current Report on Form 8-K and requested that S&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not S&B agrees with the statements made in the Current Report on Form 8-K with respect to S&B and, if not, stating the aspects with which they do not agree. We received the requested letter from S&B wherein it has confirmed their agreement to our disclosures in the Current Report with respect to S&B. A copy of S&B's letter was filed as an exhibit to the Current Report with the Securities and Exchange Commission on October 6, 2016.

In connection with our appointment of SRCO as our principal registered accounting firm at this time, we have not consulted SRCO on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (February 29, 2016 and February 28, 2015) and subsequent interim period through the date of engagement.

The contact information for SRCO is Park Place Corporate Centre, 15 Wertheim Court, Suite 409, Richmond Hill, Ontario, Canada L4B 3H7, telephone 905.882.9500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BAIXO RELOCATION SERVICES, INC.

Date: October 20, 2016	By:	/s/ Rosy Rodrigues
Rosy Rodrigues
Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director

