Form 10-Q
period 2016-11-30
Gripevine Inc.
filed 2017-01-17
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-1921663

GRIPEVINE INC. (Formerly Baixo Relocation Services, Inc.)
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2511643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1282A Cornwall Road Oakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

1-855-474-7384

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 17, 2017
Common Stock, $0.001	120,000,000

GRIPEVINE INC. (FORMERLY BAIXO RELOCATION SERVICES, INC.)

FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gripevine Inc. (formerly Baixo Relocation Services, Inc.)

Interim Condensed Consolidated Balance Sheets

(unaudited)

	November 30, 2016	February 29, 2016
	$	$
ASSETS

Current assets
Cash	8	15,473
Total current assets	8	15,473
Total assets	8	15,473

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

LIABILITIES
Current liabilities
Accrued liabilities	4,146	341
Total current liabilities	4,146	341
Total liabilities	4,146	341

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock: $0.001 par value, 20,000,000 authorized and none issued as of November 30, 2016 and February 29, 2016 [Note 3]	-	-
Common stock: $0.001 par value, 300,000,000 authorized, 120,000,000 issued and outstanding as of November 30, 2016 and February 29, 2016 respectively [Note 3]	120,000	120,000
Additional paid-in capital	(50,000)	(50,000)
Accumulated Other Comprehensive Income	(205)	(205)
Deficit accumulated	(73,933)	(54,663)
Total stockholders’ (deficiency) equity	(4,138)	15,132
Total liabilities and stockholders’ (deficiency) equity	8	15,473

(The accompanying notes are an integral part of these consolidated financial statements)

Going concern [Note 4]

Subsequent events [Note 6]

Gripevine Inc. (formerly Baixo Relocation Services, Inc.)

Interim Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended November 30		Ended November 30
	2016	2015	2016	2015
	$	$	$	$
Expenses
General and administrative	1,795	1,189	7,483	4,502
Professional fees	2,075	1,453	11,787	20,231
Net loss	(3,870)	(2,642)	(19,270)	(24,733)

Other Comprehensive Loss
Foreign exchange translation adjustment	-	220	-	220
Net Comprehensive Loss	(3,870)	(2,862)	(19,270)	(24,953)

Net loss per share – basic and diluted	(0.0000)	(0.0000)	(0.0000)	(0.0000)

Weighted average shares outstanding – basic and diluted	120,000,000	120,000,000	120,000,000	120,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

Gripevine Inc. (formerly Baixo Relocation Services, Inc.)

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30, 2016	For the Nine Months Ended November 30, 2015
	$	$
Cash flows from operating activities
Net loss	(19,270)	(24,733)
Adjustments to reconcile to net cash used in operating activities:
Foreign exchange translation adjustment	-	(220)
Change in operating assets and liabilities
Accrued liabilities	3,805	(1,325)
Net cash used in operating activities	(15,465)	(26,278)

Change in cash	(15,465)	(26,278)

Cash – beginning of period	15,473	44,643

Cash – end of period	8	18,365

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Gripevine Inc. (formerly Baixo Relocation Services, Inc.)

Notes to the consolidated financial statements

November 30, 2016

(Unaudited)

Note 1: Nature and Continuance of Operations

Gripevine Inc. (formerly Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014 ("Inception"). The Company operates as a relocation service provider for clients moving to the State of Goa, India. The Company's corporate headquarters are located in Baixo, India and its fiscal year-end is February end.

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

Note 2: Basis of Presentation

Unaudited interim consolidated financial statements

The unaudited interim consolidated financial statements include the accounts of Baixo Relocation Services, Inc. and its wholly-owned Indian subsidiary, Baixo Relocation Services Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation. During the period ended November 30, 2016, the Company dissolved its wholly-owned subsidiary and therefore the balance sheet as at November 30, 2016 represents only the assets and liabilities of the Company. There were no significant transactions or balances in the subsidiary.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 29, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

Note 3: Capital Stock

On October 31, 2016, the Board of Directors of the Company authorized an increase in the Company's shares of common stock to three hundred million (300,000,000) shares with par value remaining at $0.001 and creation of twenty million (20,000,000) shares of preferred stock, par value $0.001. On November 4, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing its authorized capital to 300,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001 (the “Amendment). The Amendment was effective with the Nevada Secretary of State on November 4, 2016 when the Certificate of Amendment was filed. The Amendment was approved by the Board of Directors pursuant to written consent resolutions dated October 31, 2016 and further approved by the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company pursuant to written consent resolutions dated October 31, 2016.

At November 30, 2016, there were 120,000,000 shares of common stock issued and outstanding (at February 29, 2016: 120,000,000 shares of common stock issued and outstanding).

At November 30, 2016, there were no issued and outstanding preferred stock, stock options or warrants.

 Note 4: Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $73,933 as at November 30, 2016 ($54,663 as at February 29, 2016) and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

Note 5: Recently Issued Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

Note 6: Subsequent Events

The Company’s management has evaluated subsequent event up to January 17, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

On December 9, 2016, the Board of Directors and the holders of a majority of the shares of common stock approved a forward split of such shares by a ratio of fifteen for one (15:1) (the “Forward Split”) and a change in the name of the Company to “Gripevine Inc.” (the “Name Change”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Name Change and the Forward Split on December 22, 2016. The Forward Split and Name Change became effective on the OTC Bulletin Board on January 5, 2017 based upon the filing of appropriate documentation with the Financial Industry Regulatory Authority, Inc (“FINRA”). As a result of the Forward Split, our total issued and outstanding shares of common stock increased from approximately 8,000,000 shares to 120,000,000 shares of common stock.

On January 13, 2017, the Board of Directors of Gripevine Inc. authorized the execution of those certain share purchase warrant nos. 1 through 27 dated effective December 1, 2016 (collectively, the “Share Purchase Warrants”) with certain shareholders of the Company. The terms and provisions of the Share Purchase Warrants provide for the issuance of an aggregate 13,162,500 warrants (the “Warrants”). The Warrants are exercisable into 13,162,500 shares of the Company’s restricted common stock for a period of three years commencing December 1, 2016 and expiring December 1, 2019 at an exercise price of $0.40 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months and nine months ended November 30, 2016 and 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

OVERVIEW

Gripevine Inc. (formerly Baixo Relocation Services, Inc.,) a Nevada corporation, was incorporated on January 7, 2014 in the State of Nevada. We previously operated a consulting business whereby we provided personalized relocation services to clients, both individual and corporate, who were relocating to the state of Goa. We assisted clients who intended to relocate to the region for temporary, long-term, and permanent periods. We offered a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training.

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

Submission of Matters to a Vote of Security Holders

On December 9, 2016, the majority shareholders of the Company approved a forward stock split of fifteen for one (15:1) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) and a change in the name of the Company from "Baixo Relocation Services Inc." to "Gripevine Inc." (the "Name Change"). Pursuant to the Company's Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes is required to effect the Stock Split and the Name Change. The Company’s articles of incorporation does not authorize cumulative voting. As of the record date of December 9, 2016, the Company had 8,000,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 4,300,000 votes, which represents approximately 53.75% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated December 9, 2016.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTCQB Market and potential to increase the marketability and liquidity of the Company’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; (iv) desire to mitigate short sellers and the adverse impact on the marketplace and trading of the Company’s shares; and (v) contemplation of proposed transaction with a corporate entity resulting in change of business operations. The Board of Directors of the Company approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

Amendment to Articles of Incorporation - Name Change and Forward Stock Split

The Amendment was filed with the Secretary of State of Nevada on December 22, 2016 changing the name of the Company to "Gripevine Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. The Company’s trading symbol is “BXROD”. The “D” will be removed in twenty business days and the Company’s new trading symbol will be “GRPV”.

The Stock Split was effected as of January 5, 2017 based upon the filing of appropriate documentation with FINRA. The Stock Split increased the Company's total issued and outstanding shares of common stock from approximately 8,000,000 shares to 120,000,000 shares of common stock. The common stock will continue to be $0.001 par value.

The new cusip number for the Company is 39861P 100.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended November 30, 2016 and November 30, 2015 and should be read in conjunction with the financial statements and notes thereto, included with our most recent Form 10-K for fiscal year ended February 29, 2016.

Balance sheet – as at November 30, 2016 and February 29, 2016

At November 30, 2016, our current assets were $8 and our current liabilities were $4,146. Current assets comprised $8 in cash and current liabilities comprised of $4,146 in accrued liabilities.

As of November 30, 2016, our total assets were $8 comprised of $8 in current assets. The decrease in total assets during the nine month period ended November 30, 2016 from fiscal year ended February 29, 2016 was primarily due to the decrease in cash of $15,465.

As of November 30, 2016, our total liabilities were $4,146 comprised of $4,146 in current liabilities. The increase in liabilities of $3,805 during the nine month period ended November 30, 2016 from fiscal year ended February 29, 2016 was primarily due to the filing and professional fess.

Stockholders’ equity decreased from $15,132 for fiscal year ended February 29, 2016 to stockholder deficit of $4,138 for the nine month period ended November 30, 2016.

Statement of Operations

SUMMARY COMPARISON OF OPERATING RESULTS

	Nine Month Period ended November 30
	2016	2015
Total Operating Expenses	$19,270	$24,733
Net Loss	(19,270)	(24,733)
Net Loss Per Share	(0.00)	(0.00)

For the nine months ended November 30, 2016 and 2015.

Our net loss for the nine month period ended November 30, 2016 was $19,270 compared to a net loss of $24,733 during the nine month period ended November 30, 2015 (a decrease in net loss of $5,463. We did not generate any revenue during the nine month periods ended November 30, 2016 and November 30, 2015, respectively.

During the nine month period ended November 30, 2016, we incurred operating expenses of $19,270 compared to $24,733 incurred during the nine month period ended November 30, 2015 (a decrease of $5,463. These operating expenses incurred during the nine month period ended November 30, 2016 consisted of: (i) general and administrative of $7,483 (2015: $4,502); and (ii) professional fees of $11,787 (2015: $20,231).

Operating expenses incurred during the nine month period ended November 30, 2016 decreased compared to the nine month period ended November 30, 2015 primarily due to a decrease in professional fees of $8,444, partially offset by an increase in General expenses amounting to $2,981.

Our loss from operations during the nine month period ended November 30, 2016 was $19,270 compared to a loss from operations of $24,733 during the nine month period ended November 30, 2015.

During the nine month period ended November 30, 2016 and November 30, 2015, respectively, we did not incur any other expense.

Therefore, we realized a net loss of $19,270 or $0.0000 per share for the nine month period ended November 30, 2016 compared to a net loss of $24,733 or $0.0000 per share for the nine month period ended November 30, 2015. The weighted average number of shares outstanding was 120,000,000 post –Forward Stock Split for the nine month periods ended November 30, 2016 and November 30, 2015, respectively.

For the three months ended November 30, 2016 and 2015.

Our net loss for the three month period ended November 30, 2016 was $3,870 compared to a net loss of $2,642 during the three month period ended November 30, 2015 (an increase in net loss of $1,228). We did not generate any revenue during the three month periods ended November 30, 2016 and November 30, 2015, respectively.

During the three month period ended November 30, 2016, we incurred operating expenses of $3,870 compared to $2,642 incurred during the three month period ended November 30, 2015 (a decrease of $1,228). These operating expenses incurred during the three month period ended November 30, 2016 consisted of: (i) general and administrative of $1,795 (2015: $1,189); and (ii) professional fees of $2,075 (2015: $1,453). Operating expenses incurred during the three month period ended November 30, 2016 decreased compared to the three month period ended November 30, 2015 primarily due to an increase in professional fees of $622 and general and administrative costs of $606.

Our loss from operations during the three month period ended November 30, 2016 was $3,870 compared to a loss from operations of $2,642 during the three month period ended November 30, 2015.

During the three month period ended November 30, 2016 and November 30, 2015, respectively, we did not incur any other expense.

Therefore, we realized a net loss of $3,870 or $0.0000 per share for the three month period ended November 30, 2016 compared to a net loss of $2,642 or $0.0000 per share for the three month period ended November 30, 2015. The weighted average number of shares outstanding was 120,000,000 post-Forward Stock Split for the three month periods ended November 30, 2016 and November 30, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCE

At November 30, 2016, our current assets were $8 and our current liabilities were $4,146, which resulted in a working capital deficit of $4,138. As at November 30, 2016, current assets comprised $8 in cash and current liabilities comprised of $4,146 in liabilities.

We are actively seeking various financing operations to meet the working capital requirements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2016, net cash flows used in operating activities was $15,465 compared to net cash flows used in operating activities of $26,278 for the nine month period ended November 30, 2015. Net cash flows used in operating activities consisted primarily of a net loss of $19,270 (2015: $24,733), which was partially adjusted by $3,805 (2015: ($1,325)) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2016 and November 30, 2015, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the nine month periods ended November 30, 2016 and November 30, 2015, net cash flows provided from financing activities was $-0-.

Our cash balance at November 30, 2016 was $8. If additional funds become required before generation of revenue, the additional funding may come from debt financing or equity financing from the sale of our common stock.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

☐	our ability to raise additional funding;

☐	interest by online users to retain us for our services which will generate revenue.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

As at November 30, 2016, we had a working capital deficit of $4,138 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended November 30, 2016 included a going concerned paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of November 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Purchase Warrants

On January 13, 2017, the Board of Directors authorized the execution of those certain share purchase warrant nos. 1 through 27 dated effective December 1, 2016 (collectively, the “Share Purchase Warrants”) with certain shareholders of the Company. The terms and provisions of the Share Purchase Warrants provide for the issuance of an aggregate 13,162,500 warrants (the “Warrants”). The Warrants are exercisable into 13,162,500 post-Forward Stock Split shares of the Company’s restricted common stock for a period of three years commencing December 1, 2016 and expiring December 1, 2019 at an exercise price of $0.40 per share.

As of the date of this Current Report, there are an aggregate of 120,000,000 post-Forward Stock Split shares of common stock issued and outstanding. Thus, the issuance of the Share Purchase Warrants represents approximately 10.97% of the total issued and outstanding shares.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

CHANGE IN CONTROL

Effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), the majority shareholder, our sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 pre-Forward Stock Split shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. Therefore, there has been a change in control.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 120,000,000 post-Forward Stock Split shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:

Rosy Rodrigues H. 190/5 Central Horte, Aquem, Baixo, Goa, India	-0-	0%

All executive officers and directors as a group (1 person)	-0-	0%

5% or Greater Shareholders

Richard Hue 1282A Cornwall Road Oakville, Ontario Canada L6J 7W5	55,500,000	46.25%

James Liolios 1282A Cornwall Road Oakville, Ontario Canada L6J 7W5	7,875,000	6.56%

1322975 Alberta Ltd. (2) 10033 – 80 Avenue Suite 101 Edmonton, Alberta Canada T6E 1T4	7,500,000	6.3%

_____________

*	Less than one percent.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 120,000,000 post-Forward Stock Split shares issued and outstanding.

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

GRIPEVINE INC.

Date: January 17, 2017	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director

