Form 10-K/A
period 2016-02-29
Gripevine Inc.
filed 2017-02-10
CIK 1609988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT TO

FORM 10-K /A

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended February 29, 2016

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒   No ☐

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

This Annual Report on Form 10-K is being amended in accordance with the comments contained in that certain correspondence dated February 2, 2017 from the Securities and Exchange Commission. The comments pertained to the date of the auditor ’s opinion, which incorrectly reflected May 25, 2015, and the signature blocks for the e xecutive officer.

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

The Company became a reporting company on September 4, 2014, after we had filed a prospectus that relates to the offering of a total of 3,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

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

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Professional fees	$21,747	$10,500
General and Administration fees	5,893	15,898
Total	$27,640	$26,398

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

Our audited financial statements are included following the signature page to this Form 10-K.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rosy Rodrigues	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Officer and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Name and Address of Beneficial Owner	No. of Common Stock	Percentage of Ownership
Rosy Rodrigues	5,000,000	62.5%

H. 190/5 Central Horte, Aquem, Baixo, Goa, India Officer and/or director as group	5,000,000	62.5%

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2016 and for period year ended February 28, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our Company are presented after the signature of this document

(b) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
(31)	Section 302 Certification
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002. (2)
(32)	Section 906 Certification
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002. (2)

_________________

(1) Previously filed with the Securities and Exchange Commission.

(2) Exhibit incorporated by reference in filing of Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIXO RELOCATION SERVICES, INC.

Date: February 3, 2017	By:	/s/ Rosy Rodrigues
Rosy Rodrigues
Principal Executive Officer and
Principal Financial Officer and Director

E ach person whose signature appears below constitutes and appoints Rosy Rodrigues a s h er true and lawful attorney-in-fact and agent, with full power of substitution for her, and in her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2017	By:	/s/ Rosy Rodrigues
Director, Chief Executive Officer and Chief Financial Officer

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

May 25, 2016

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

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from January 7, 2014 (inception) to February 29, 2016

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, January 7, 2014 (inception)	-	$-	$-	$-	$-
Common stock issued for cash on January 14, 2014	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(625)	(625)

Balance, February 28, 2014	5,000,000	5,000	20,000	(625)	24,375
Common stock issued for cash on December 9, 2014	3,000,000	3,000	42,000	-	45,000
Net loss	-	-	-	(26,398)	(26,398)

Balance, February 28, 2015	8,000,000	8,000	62,000	(27,023)	42,977
Other Comprehensive Income	-	-	-	(205)	(205)
Net loss	-	-	-	(27,640)	(27,640)

Balance, February 29, 2016	8,000,000	8,000	62,000	(54,868)	15,132

(The accompanying notes are an integral part of these consolidated financial statements)

BAIXO RELOCATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015
	$	$
Cash flows from operating activities
Net loss	(27,640)	(26,398)
Adjustments to reconcile to net cash used in operating activities:
Foreign exchange translation adjustment	(205)	-
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,325)	1,041
Net cash used in operating activities	(29,170)	(25,357)

Cash flows from financing activities
Proceeds from issuance of common stock	-	45,000
Net cash provided by financing activities	-	45,000

Change in cash	(29,170)	19,643

Cash - beginning of period	44,643	25,000

Cash - end of period	15,473	44,643

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

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

