Form 10-K/A
period 2016-02-29
Gripevine Inc.
filed 2017-02-17
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO

FORM 10-K/A

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

This Amendment No. 2 to Annual Report on Form 10-K/A is being amended in accordance with verbal comments from the Securities and Exchange Commission requesting that the current officer and director sign and certify the Amendment No. 2.

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

_________________

(1) Previously filed with the Securities and Exchange Commission.

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual R eport on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIXO RELOCATION SERVICES, INC.

Date: February 16 , 2017	By:	/s/ Richard Hue
Richard Hue
Principal Executive Officer and
Principal Financial Officer and Director

Each person whose signature appears below constitutes and appoints Rosy Rodrigues as her true and lawful attorney-in-fact and agent, with full power of substitution for her, and in her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agentfull power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16 , 2017	By:	/s/ Richard Hue
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

