Form 10-K/A
period 2016-02-29
Gripevine Inc.
filed 2017-03-01
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3 TO

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

This Amendment No. 3 to Annual Report on Form 10-K/A is being amended in accordance with that certain comment letter from the Securities and Exchange Commission dated February 15, 2017 requesting that the current officer and director sign and certify the Annual Report in his capacities on behalf of the Company and in his capacities of President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.

2

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

_________________

(1) Previously filed with the Securities and Exchange Commission.

(2) Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIXO RELOCATION SERVICES, INC.

Date: February 28, 2017	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer and
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 3 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2017	By:	/s/ Richard Hue
Director, Principal Executive Officer , Principal Financial Officer and Principal Accounting Officer , Secretary and Treasurer

4