Form 10-K
period 2017-02-28
Gripevine Inc.
filed 2017-06-14
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GRIPEVINE INC.
(Exact name of registrant as specified in its charter)

333-19663

(Commission File Number)

Nevada	35-2511643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1282 A Cornwall Road Oakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 474-7384

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES    ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2016 was $0.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 120,000,000 shares of common stock are outstanding as of June 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gripevine Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “Gripevine”, “we”, “us” and “our” are to Gripevine Inc.

CORPORATE HISTORY

Historical Business

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

Changes in Control of Registrant

Dated May 31, 2016 and effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. Therefore, there was a change in control.

Submission of Matters to a Vote of Security Holders

On December 9, 2016, the majority shareholders of the Company approved a forward stock split of fifteen for one (15:1) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from "Baixo Relocation Services Inc." to "Gripevine Inc." (the "Name Change"). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of December 9, 2016, we had 8,000,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 4,300,000 votes, which represents approximately 53.75% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated December 9, 2016.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTCQB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; (iv) desire to mitigate short sellers and the adverse impact on the marketplace and trading of our shares; and (v) contemplation of proposed transaction with a corporate entity resulting in change of business operations. The Board of Directors of the Company approved the Name Change and the Stock Split and recommended the majority shareholders review and approve the Name Change and the Stock Split.

Amendment to Articles of Incorporation - Name Change and Forward Stock Split

The Amendment was filed with the Secretary of State of Nevada on December 22, 2016 changing the name of the Company to "Gripevine Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. Our new trading symbol is “GRPV”.

The Stock Split was effected as of January 5, 2017 based upon the filing of appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from approximately 8,000,000 shares to 120,000,000 shares of common stock. The common stock will continue to be $0.001 par value.

The new cusip number for the Company is 39861P 100.

Share Exchange Agreement

Effective February 28, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 28, 2017. The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of MBE authorized and approved the Share Exchange Agreement. In accordance with the Delaware Business Corporation Act, “a majority of the total issued and outstanding shares is required to approve an arrangement, which is defined as "a reconstruction under which a company transfer or sell or proposes to transfer or to sell to another company the whole or a substantial part of its undertaking for a consideration consisting in whole or in part of shares of securities of the other company ..."

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE our wholly-owned subsidiary. As of the date of this Annual Report, the transfer agent has not yet issued the shares in certificate form. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which we would acquire all the technology and assets and assume all liabilities of MBE. This resulted in a change in overall business operations of the Company brining potential value to our shareholders.

Lastly, we provided to MBE the reviewed balance sheet and statements of operation, stockholders' equity and cash flows as of and for the quarter ended November 30, 2016 (the “Financial Statements”). We had certain assets and liabilities reflected on the balance sheet of the Financial Statements as follows: (i) current assets comprised of $8 in cash; and (ii) current liabilities comprised of $4,146 primarily relating to edgar filing fees and professional fees.

MBE also provided to us the reviewed balance sheet and statements of operation, stockholders’ equity and cashflows as of and for the quarter ended September 30, 2016 and had certain assets and liabilities reflected on the balance sheet as follows: (i) current assets of $33,317 consisting of $28,301 in cash and $5,016 in prepaid and other receivables; (ii) long term assets of $21,648 consisting of equipment; (iii) current liabilities of $2,473,352 consisting of $13,720 in accrued liabilities, $1,949,118 due to related parties and $510,514 due to shareholder. In accordance with the terms and provisions of the Share Exchange Agreement, we agreed to assume such liabilities.

MBE is currently our wholly-owned subsidiary pursuant to the terms and provisions of the Share Exchange Agreement.

CURRENT BUSINESS OPERATIONS

General

Since consummation of the Share Exchange Agreement resulting in MBE being our wholly-owned subsidiary, we are involved in the ongoing development and marketing of “Gripevine”, which is a social customer experience platform for social customer service and consumer reviews. “Gripevine” includes a proprietary process to assist companies in resolving customer service complaints (the “Gripevine Proprietary Process” or “Gripevine”). The Gripevine Proprietary Process helps consumers achieve resolutions while enabling businesses to improve consumer loyalty. Our platform includes the handling of ratings, reviews, complaint resolution statuses while offering data collection features such as scoring, polling, comments, voting, and credibility points – all with the aim of creating a home for connections, resolution, business improvement, and loyalty enhancement. Consumers with legitimate customer service complaints can post it (“plant a gripe”) and connect with companies who in turn can interact with their customers on a level playing field to find an amicable resolution.

Unlike other review sites that cater specifically to accumulating and displaying consumer feedback, the Gripevine business model offers significant value to both consumers and businesses. Management of the Corporation believes that the Gripevine Proprietary Process brings fairness and balance by: (i) ensuring users are real; (ii) allowing companies to reach out and verify customer identity; (iii) flagging as fake those consumers who are not identifiable; and (iv) providing companies free access to their customers. Gripevine’s unique proposition in this social customer experience space is to create consumer-company connections in order to drive loyalty through efficient and effective handling of online customer feedback and commentary.

Industry

Every day, hundreds of millions of consumers make decisions about where to spend their money at local businesses. According to the U.S. Census Bureau, in the United States alone, there are over 27 million local business locations, which we believe represents a multi-trillion dollar market for commerce. We believe several secular trends will increasingly challenge the traditional ways in which local businesses have connected with consumers and will offer opportunities for solutions like ours.

Online Reviews are Gaining Credibility. With the growth of the Internet, online reviews have become a regularly relied-upon source of information. Management believes that positive information consumers read online reinforce their decision to purchase a product or service and more and more consumers are utilizing the Internet to search for customer or user reviews. The industry witnesses’ high growth as it is understood that prospective customers consistently use review sites, and trust them, to help access quality businesses. At the same time, consumers require transparency and quick responses, which has led to the growth of social customer service management and the handling and effective response to customer commentary online. Management believes that the Gripevine Proprietary Process provides for three domains: (i) collecting and displaying customer feedback; (ii) distributing customer feedback; and (iii) providing a managed-process platform for customer relations management.

Local Advertising is Moving from Offline to Online. Over the past decade, the advertising market for local businesses has undergone rapid and fundamental changes. Consumers who at one time turned almost exclusively to the yellow pages, newspapers, magazines and other forms of offline media for information about local businesses are now increasingly relying on online resources. As consumers move online, local businesses are shifting their ad spending from traditional media sources to online advertising.

Mobile Connected Devices and Apps are Proliferating. Mobile devices provide an ideal platform for people to search for local businesses due to their ability to identify consumer location and provide all the benefits of digital content to consumers on the go. There are currently over 1 billion smartphone shipments worldwide.

Products

We have invested heavily in a robust back-end social CRM system to assist in branding managed social customer experiences within a safe and private environment. Management believes that extensive market testing of the Gripevine Proprietary Process platform has resulted in significant traffic and adoption with both consumers and brands that consistently engage on both the front-end and back-end of the social CRM solutions. During our beta phase, over 100 brands (UPS, HP, Verizon, Sunwing, Greyhound, and Rogers Communications, to name a few) chose to engage with their customers on Gripevine, resulting in successful resolutions as large as involving a $250,000 life policy to simple refunds. Management believes that by having major corporations and the important SME sector resolve issues through Gripevine, including claiming their business listings and engaging with their customers, is a significant milestone in establishing the Gripevine brand.

Gripevine serves the social consumer feedback community with features, such as ratings, reviews, complaint management and polling. In the social customer service space, consumers with legitimate customer service complaints can plant a gripe and connect with companies who in turn are able to interact with their customers on a level playing field through our proprietary social CRM system in order to resolve those complaints (aka gripes on Gripevine).

Management believes that what makes Gripevine’s platform so unique is the ability to bring fairness and balance to the complaint resolution world of social customer service. The business model offers significant value not only to the consumer but to businesses as well by giving companies the security of an arena where they are dealing with real people with legitimate customer service issues. It also allows the respective company to communicate publically or privately depending on which approach is most helpful at that stage of communication with the consumer.

Gripevine’s strategy in the online business ratings and reviews industry provides a realistic solution to an industry flooded with fake reviews, fake accounts and generally suspicious or malicious feedback. Gripevine’s motto: ‘Be Heard” underpins and addresses the solution which speaks to our differentiation strategy whereby consumers can speak publicly about their experiences and also gain trust with online commentary and reviews from a particular business’s perspective.

Gripevine’s mobile application will target a greater demographic given the ever-growing percentage of people who are integrating mobile devices into their everyday lifestyle. This will allow consumers to include photos and videos, which is so important to content uptake rates and supporting the commentary on customer experiences regardless if they are positive or negative.

Gripevine allows businesses to grow their customer base through their expression of responsiveness, transparency, and empathy on our platform. Educated consumers can do research on businesses allowing them to see what others experienced as well as see how businesses address customer feedback and complaints, which is so vital and important in today’s economy.

Gripevine also helps consumers connect with one another on a social level. One can see common interests and concerns, answer polls, upvote and downvote and share guidance and advice among the consumer community of social customer service. Consumers can build influence and points within our gamification platform by using the site to appropriately voice opinions that will build credibility with other consumers and companies.

Process and Business Level Strategy

Accounts. Companies have the opportunity to claim their Gripevine business profile page by registering for their free account. Once they have claimed their free account automated notifications of customer feedback will be initiated when a review, gripe (aka customer service issue), or comment, is planted. This occurs by following a simple verification process which will enable companies to have access to their proprietary response dashboard (the “Dashboard”) to communicate directly with consumers, either publicly or privately, with the ability to offer an immediate solution or initiate communications with the customer and acquire further information.

All customer service issues are tracked with a status marker that consumers can view online. Companies can achieve positive positioning on Gripevine by purely being responsive. They will also receive feedback on the satisfaction level of the customer if a specific issue required resolution. In these ways, Gripevine provides different opportunities for companies to display and receive credit for their social customer service performance.

Management believes that the competitive edge and highlight of the Gripevine Proprietary Process is twofold:

•	Gripevine offers companies a unique opportunity to increase the reach of their customer service capabilities (often a major challenge for SMEs) by engaging with real consumers in a safe and productive environment to reach amicable resolutions; and

•	The free Gripevine business account offers companies the best opportunity to make immediate contact, through their pre-configured dashboard, with any customer and respond to their commentary.

Once companies claim their free account, access is granted to their proprietary dashboard where they can communicate publicly or privately with consumers, keep accurate track of reviews and gripes, see their current ratings, launch resolution offers, and manage their overall online customer service channels across other social platforms.

We will also offer paid company accounts, which will allow companies to access a more robust social customer service management system utilizing the Gripevine unique and proprietary features allowing them to scale the use of the system to suit their organizational needs. The paid accounts will also allow the respective company to have more control over its presence on the site and be provided access to tools for gaining market share within their industries thus expanding the channels through which they will receive and manage customer service feedback. Management intends that paid accounts will offer companies access to the customer commentary and sentiment on social media. Whether a company is large or small, there is tremendous value in being able to monitor social customer service conversations about its brand across multi-platforms under one dashboard.

Pricing. Initially, our paid business accounts will be established at rates below-market, and provide a feature set that is relevant to each business category and size. Research in the on-line review and complaints sector, together with company Social CRM and social monitoring service provision, reveals that the combination of value-pricing and volume acquisition provides a strong business proposition.

Gripevine’s place in the online review and social customer experience space is founded on the premise of creating true and valuable connections between companies and consumers. This means that appropriate postings, reviews and gripes from consumers will be presented online and not manipulated and that they will be brought to the attention of the respective companies. Consumers can remain anonymous on the public site but it also means that the companies can validate that postings are from real people with real identities, and that good faith communication can be conducted on the content presented in Gripevine. This addresses a serious credibility problem for mainstream review sites: the presence of fake reviews posted by competitors, or individuals with malicious intent. Lastly, our proposition is based on building trust through transparency. Companies can reliably proceed with communications and resolutions of real commentaries. We build connections between consumers and companies resulting in potentially powerful revenue generating opportunities.

Target Markets

Gripevine’s platform targets a wide consumer demographic of all ages, ethnicities, income levels, education levels, and genders. Our current geographic spread indicates an early opportunity across North America, Australia, Asia, and the United Kingdom with expansion plans for multi-language capability and spreading to a fully international positioning. For businesses, we offer a tailored product appropriate to larger enterprises and an accessible feature set attractive to SMEs. We offer multiple services across a variety of platforms, whether its review and complaint resolution or Social CRM and back-office productivity. Our current industry sector positioning is not confined to the restaurant or travel sector for customer commentary. We currently have a wide band of industry sectors (such as communications, appliance manufacturers, courier companies, airlines, hotels, software companies, and retail, just to name a few) already engaged within our platform.

Marketing Strategies

The primary purpose of our marketing campaigns is to increase brand awareness, foster a sense of community among local contributors, and increase the number of claimed local business locations and active local business accounts. The strength of our brand and the high quality of Gripevine reviews facilitate a powerful network effect that has helped attract a large community of users to our website with almost no traffic acquisition costs. Gripevine will utilize a unique sales channel opportunity to direct-sell to SMEs. Management believes that this sales strategy, along with reasonably priced features tailored to the SME market, is a powerful, low cost and wide reaching relationship-based sales platform. While the sales strategy saves the expense of creating a costly sales infrastructure, it also works off the power of “word of mouth” from businesses that have already successfully improved their online positioning, customer service posture and branded a social voice through the feature sets of Gripevine. We believe that this sales strategy will provide us with the opportunity to ramp up sales quickly and efficiently.

This strategy will allow Gripevine to: (i) ramp up sales and grow rapidly; (ii) build a large and motivated sales force at a relatively low cost; (iii) reach many businesses that would otherwise be geographically out-of-reach; and (iv) allow for better forecasting of expenses as a percentage of revenues.

Employees

EMPLOYEES

We do not have any fully time employees, however, we engage approximately 18 individuals as independent contractors. The Company also has its President/Chief Executive Officer, Richard Hue, its Chief Operating Officer, James Liolios, its Chief Technical Officer, Mark Vange. Messrs. Hue, Liolios and Vange all serve the Company on a full-time basis. These individuals are primarily responsible for all of the Corporation's day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred approximately $1,986,764 during the past two fiscal years on research and development for Gripevine. None of these research or development costs are borne by the customer.

INTELLECTUAL PROPERTY

Patent

On August 15, 2016, our President/Chief Executive Officer, filed an application with the United States Patent and Trademark Office for a provisional patent, No. 62/375,027, for the “System and Method for Determining Metrics”.

Trademarks

We have trademarked certain of our logos and names. On October 16, 2012, the United States Patent and Trademark Office issued a trademark for “Gripevine”, Registration No. 4,227,471, for classes 35 and 42, which primarily is for business data analysis and electronic data collection and use of online non-downloadable proprietary software for business purposes for third parties featuring the use of such proprietary software to collect, evaluate and analyze consumer complaints and assist third parties in the resolution of such complaints.

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and agreements with our employees and contractors and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of patent pending applications, trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We will pursue the registration of our patents, copyrights, trademarks, service marks and domain names in North America and in certain locations outside the United States. We believe that our registration efforts will focus on gaining protection of our trademark “Gripevine” name and logos among others. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the North America or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, media and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we may likely face claims of infringement.

COMPETITION

Gripevine will compete for consumer traffic with traditional, offline local business guides and directories, and with other online providers of local and web search on the basis of a number of factors, including the reliability of our content, breadth, depth and timeliness of information and the strength and recognition of our brand. Gripevine will also compete for a share of local businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including consumer audience, effectiveness of our advertising solutions, our pricing structure and recognition of our brand. Our competitors include the following types of businesses:

Offline. We primarily compete with offline media companies and service providers who typically have existing advertising relationships with local businesses. Services provided by competitors range from yellow pages’ listings to direct mail campaigns to advertising and listings services on local newspapers, magazines, television and radio.

Online. We compete with Internet search engines, such as, Google, Yahoo! and Bing. We also compete with various other online service providers.

Gripevine operates on three levels: (i) local search, business ratings and reviews industry; (ii) collection and distribution of customer commentary, sentiment, and feedback to organizations; and (iii) social customer service, which includes the provision of company administration and management tools for the back-office, aimed at customer response and loyalty enhancement.

The main competitors in the ratings and review market are Yelp!, Angies List, Google Reviews, Trip Advisor (industry niched), and Zomato (industry niche). The players in this sector concentrate on publishing reviews to power a local search capability. Yelp, is publicly-traded on the NYSE with a large and sophisticated capital structure. Since going public they have expanded into mobile and international markets. Yelp! as an early entrant to the reviews industry has been buffeted by accusations of manipulating reviews and strong-arming businesses for advertising revenue. Gripevine’s response to these sentiments is to assist enterprises, especially small & medium sized (SMEs) businesses, to connect quickly with their customers, absorb and make positive use of the waves of online commentary, and exploit value-added features within our proprietary platform to strengthen their brands. Pricing, as well as service, will be attractive to Gripevine business users as we disrupt the online review and social customer service space with our “freemium” model, always providing businesses access to their customers regardless if they pay us or not.

Gripevine’s other competitors are primarily a compilation of complaint sites with rudimentary functionalities. None offer proprietary back-end platform ticket management, like Gripevine. Their primary business model is to offer a bulletin board, or a soapbox community, to accumulate complaint content versus offering resolution or loyalty building capabilities for businesses.

The business model of Gripevine’s competitors relies on traffic arising from search engines such as Google, Bing, and Yahoo, many of which have competing business-review features. To a certain extent, competitors have placed their business model at the mercy of search engine algorithms to favorably index their content. Gripevine’s business model, to provide cloud services to companies, leverages a stronger opportunity for growth and sustainability beyond the simple attempt to post negative traffic. This also opens the opportunity to potentially work with other companies in the social CRM sector who could leverage the value-added attributes of Gripevine.

Competitors have arisen from our established technology, but the succesor platforms have not been able to establish their product as a unique proposition in the market. Most use generic ratings systems or allow users to find nearby points of interest such as restaurants, hotels, theatres, hospitals and more; but without comprehensive features that allow consumers and businesses to connect and for companies to employ online strategies to build loyalty.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We anticipate experiencing rapid growth in our operations, which places substantial demands on management and our operational infrastructure. Most of our contractors have been with us for fewer than two years and to manage the expected growth of our operations, we will need to continue to increase the productivity of our current contractors and may hire, train and manage employees. In particular, we intend to continue to make substantial investments in our developer, engineering, technical support, sales and marketing and social community management organizations. As a result, we must effectively integrate, develop and motivate a large number of new contractors, including contractors in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture.

As our business matures, we may make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. Similarly, any significant changes to the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.

To manage our growth, we may need to improve our operational, financial and management systems and processes, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. However, if we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

If the demand for information regarding local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to address successfully these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.

We may incur significant operating losses and may not be able to generate sufficient revenue to gain profitability. A failure to maintain an adequate growth rate will adversely affect our business and results of operations.

Since the inception of MBE Holdings Inc. (hereinafter referred to as “MBE”), MBE has incurred significant operating losses and, as of September 30, 2016, date of last reviewed financial statements, it had an accumulated deficit of approximately $5,023,486. Our potential revenue growth rate could decline in future periods as a result of a variety of factors, including the maturation of our business sector and the gradual decline in the number of major geographic markets, especially within North America, to which we have not fully expanded yet. As a result, you should not rely on the potential revenue growth or net income as an indication of our future performance. Our costs may increase each year and we anticipate our costs to increase in future periods as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

Proposed investments may not result in increased revenue or growth in our business. Our costs may also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to regain profitability.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include our ability to, among other things: (i) increase the number of users of our website and mobile app and the number of reviews and other content on our platform; (ii) attract and retain new business clients, many of which may have limited or no online review experience; (iii) forecast revenue, which may be more difficult as we engage more company paid accounts, as well as appropriately estimate and plan our expenses; (iv) continue to earn and preserve a reputation for providing meaningful and reliable complaint-resolutions and/or reviews of local businesses; (v) effectively monetize our mobile products as usage continues to migrate toward mobile devices; (vi) successfully compete with existing and future providers of other forms of offline and online advertising; (vii) successfully compete with other companies that are currently in, or may in the future enter, the business of providing information and/or complaint-resolutions regarding local businesses; (viii) successfully manage our growth, including in international markets; (ix) successfully develop and deploy new features and products; (viii) manage and integrate successfully any acquisitions of businesses, solutions or technologies; (ix) avoid interruptions or disruptions in our service or slower than expected load times (x) develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products; (xi) hire, integrate and retain talented sales and other personnel; (xii) effectively manage rapid growth in our sales force, other personnel and operations; and (xiii) effectively identify, engage and manage third-party partners and service providers.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include: (i) changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition; (ii) cyclicality and seasonality, which may become more pronounced as our growth rate slows; (iii) the effects of changes in search engine placement and prominence; (iv) the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality; (v) the success of our sales and marketing efforts; (vi) costs associated with defending intellectual property infringement and other claims and related judgments or settlements; (vii) interruptions in service and any related impact on our reputation; (viii) the impact of fluctuations in currency exchange rates; (ix) changes in consumer behavior with respect to local businesses; (ix) changes in our tax rates or exposure to additional tax liabilities; (x) the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses; and; (xi) the effects of natural or man-made catastrophic events.

We may require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.

We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.

If we are unable to increase traffic to our mobile app and website, or user engagement on our platform declines, our revenue, business and operating results may be harmed.

We will derive substantially all of our revenue from the paid company accounts of businesses, offering business access to a robust social customer service management system. Because traffic to our platform will have an influence on its popularity and the number of businesses we are able to show, we believe this will affect the value of our services provided to businesses and influence the content creation that drives further traffic. Slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

•

Reliance on Internet Search Engines. As discussed in greater detail below, we rely on Internet search engines to drive traffic to our platform, including our mobile app. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although internet search engine results have allowed us to attract a significant audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

•

Increasing Competition. The market for online consumer review and social customer service space is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our services do not compare favorably to those of our competitors, traffic may decline.

•

Our Automated Artificial Intelligence (AI) Suggestion Engine. If our automated AI engine does not suggest helpful content or recommends unhelpful content, consumers may reduce or stop their use of our online consumer review platform. While we have designed our technology to avoid suggesting content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

•

Content Scraping. Other companies may attempt to copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we will strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•

Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our online consumer review platform

•

Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting Internet Neutrality, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

We also anticipate that our traffic growth rate may slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. In particular, the number of major geographic markets, especially within North America, that we have not yet entered completely and may decline and further expansion in smaller markets may not yield similar results or sustain our growth. That our traffic growth may slow even as we expand our operations. As our traffic growth rate slows, our success may become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from company accounts increases. A number of factors may negatively affect our user engagement, including if: (i) users engage with other services or activities as an alternative to our platform; (ii) there is a decrease in the perceived quality of the content contributed by our users; (iii) we fail to introduce new and improved features or we introduce new features that do not effectively address consumer concerns or needs or otherwise alienate consumers; (iv) technical or other problems negatively impact the availability and reliability of our platform or otherwise affect the user experience; (v) users have difficulty installing, updating or otherwise accessing our platform as a result of actions by us or third parties; (vi) users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of the business and content we display; and (vii) we do not maintain our brand image or our reputation is damaged.

Consumers are increasingly using mobile devices to access online services. If our mobile platform and mobile services are not compelling, or if we are unable to operate effectively on mobile devices, our business could be adversely affected.

The number of people who access information about local businesses through mobile devices, including smartphones, tablets and handheld computers, has increased dramatically over the past few years and is expected to continue to increase. Although many consumers will access our platform both on their mobile devices and through personal computers, we have seen substantial that the majority of our traffic growth is in mobile usage. We anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future and that usage through personal computers may continue to decline worldwide. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and our mobile app in particular. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.

In order to attract and retain engaged users of our mobile platform, the mobile services we introduce must be compelling. However, the ways in which users engage with our platform and consume content has and will changed over time, and we expect it will continue to do so as users increasingly engage via mobile. This may make it more difficult to provide consumers with the information they seek, and may also negatively affect our content if users do not continue to contribute high quality content on their mobile devices. In addition, building an engaged base of mobile users may also be complicated by the frequency with which users change or upgrade their mobile services. In the event users choose mobile devices that do not already include or support our mobile app or do not install our mobile app when they change or upgrade their devices, our traffic and user engagement may be harmed.

Our success is also dependent on the interoperability of our mobile products with a range of mobile technologies, systems, networks and standards that we do not control, such as mobile operating systems like Android and iOS. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in the mobile industry, some of which may be our competitors. Any changes that degrade the functionality of our mobile products, give preferential treatment to competitive products or prevent us from delivering advertising could adversely affect mobile usage and monetization. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such products. If we experience difficulties in the future integrating our mobile app into mobile devices, or we face increased costs to distribute our mobile app, our user growth and operating results could be harmed. In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

We will rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer services that compete directly with our services, such as Yelp. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not know how or otherwise be in a position to influence the results. Search engines such as Google continues to change its methodology in the ranking of sites and on its mobile search results pages, as such, the parameters of search engine policies may change from time to time, be poorly defined and inconsistently interpreted. As a result, these search engines may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in search engines such as Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of such changes.

Although traffic to our mobile app may be less reliant on search results than traffic to our website, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile website rather than our mobile app. In fact, consumers’ increasing use of mobile devices may exacerbate the risks associated with how and where our website is displayed in search results because mobile device screens are smaller than personal computer screens and therefore display fewer search results.

We may also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our services more difficult. For example, our applications may receive less favorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, our user growth could be jeopardized.

In some instances, search engines and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results could potentially negatively impact the search ranking of any website. Because Google in particular may be the most significant source of traffic to our website, our success will depend on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

If our users fail to contribute high quality content or their contributions are not valuable to other users, our traffic and revenue could be negatively affected.

Our success in attracting users depends on our ability to provide consumers with the information they seek, which in turn depends on the quantity and quality of the content contributed by our users. We believe that as the depth and breadth of the content on our platform will become more widely known and relevant to broader audiences, thereby attracting new consumers to our service. However, if we are unable to provide consumers with the information they seek, they may stop or reduce their use of our platform, and traffic to our website and on our mobile app will decline. If our user traffic declines, our company accounts may stop or reduce their appearance on our platform and our business could be harmed. Our ability to provide consumers with valuable content may be harmed: (i) if our users do not contribute content that is helpful or reliable; (ii) if our users remove content they previously submitted; (iii) as a result of user concerns that they may be harassed or sued by the business they review, instances of which have occurred in the past on other similar sector sites and may occur in the future on our platform; and (iv) as users increasingly contribute content through our mobile platform because content contributed through mobile devices tends to be shorter than desktop contribution.

Similarly, if robots, shills or other spam accounts are able to contribute a significant amount of recommended content, or consumers perceive a significant amount of our recommended content to be from such accounts, our traffic and revenue could be negatively affected. Although we do not believe content from these sources has had a material impact to date, if our automated AI software recommends a substantial amount of such content in the future, our ability to provide high quality content would be harmed and the consumer trust essential to our success could be undermined.

In addition, if our platform does not provide current information about local businesses or users do not perceive reviews on our platform as relevant, our brand and business could be harmed. For example, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant, helpful or reliable than more recent reviews.

If we fail to maintain and expand our base of company accounts, our revenue and our business will be harmed.

Our ability to grow our business depends on our ability to maintain and expand our base of company accounts. To do so, we must convince prospective companies that our services offer a material benefit and can generate a competitive return relative to other alternatives. Our ability to do so depends on certain factors.

•

Traffic Quality. The success of our online consumer review and social customer service program depends on delivering positive results to our clients. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. If we fail to detect and prevent click fraud, the affected companies may experience or perceive a reduced return on their investment, which could lead to dissatisfaction with our service, refusals to pay, refund demands or withdrawal of future business.

•

Perception of Our Platform. Our ability to compete effectively for a company’s budget depends on our reputation and perceptions regarding our consumer review platform. For example, we may face challenges expanding our company base in certain businesses and shopping categories if businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in these categories. The ratings and reviews that businesses receive from our users may also affect their advertising decisions. Favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise. Unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience that they perceive as hostile or cause them to form a negative opinion of our products and user base.

•

Macroeconomic Conditions. Adverse macroeconomic conditions can have a negative impact on the demand for consumer review particularly with respect to online review sites. We may rely heavily on small and medium-sized businesses, which often have limited budgets and may be disproportionately affected by economic downturns. In addition, such business may view online consumer review forums as a low priority.

As is typical in our industry, businesses generally do not have long-term obligations to purchase our services. Their decisions to renew depend on the degree of satisfaction with our services as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Small and medium-sized local businesses in particular have historically experienced high failure rates. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining budgets, closures and bankruptcies. To grow our business, we must continually add new company accounts to replace company accounts who choose not to renew their listing or who go out of business or otherwise fail to fulfill any contracts with us, which we may not be able to do.

If we fail to further develop our markets effectively, including international markets where we may have limited operating experience and may be subject to increased risks, our revenue and business will be harmed.

We intend to further develop our operations both domestically and abroad. Our current and future plans will require significant resources and management attention, and the returns on such investments may not be achieved for several years, or at all. Our communities in many of the largest markets in North America are in a relatively late stage of development, and further development of smaller markets may not yield similar results. As a result, our continued growth depends on our ability to successfully develop potential international communities and operations. We have no operating history in international markets, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. If we are not able to develop our international markets as we expect, or if we fail to address the needs of those markets, our business will be negatively impacted.

Expanding our international operations may also subject us to risks that we have not faced before or that increase our exposure to risks that we currently face, including risks associated with: (i) operating a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, regulatory systems and commercial infrastructures; (ii) recruiting and retaining qualified, multi-lingual employees, including sales personnel; (iii) increased competition from local websites and guides, and potential preferences by local populations for local providers; (iv) potentially lower levels of demand and user engagement; (v) our ability to achieve prominent display of our content in unpaid search results, which may be more difficult in newer markets where we may have less content and more competitors than in more established markets; (vi) providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries; (vii) compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards; (viii) the enforceability of our intellectual property rights; (ix) credit risk and higher levels of payment fraud; (x) currency exchange rate fluctuations; (xi) compliance with anti-bribery laws, including but not limited to the Foreign Corrupt Practices Act and the U.K. Bribery Act; (xii) foreign exchange controls that might prevent us from repatriating cash earned outside the United States; (xiii) political and economic instability in some countries; (xiv) double taxation of our international earnings and potential adverse tax consequences due to changes in the tax laws of the United States or foreign jurisdictions in which we operate; and (xv) higher costs of doing business internationally.

We may rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.

We may rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we may rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. It is possible that these third parties may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership.

If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers with content or similar services. We may have disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation. In addition, we will exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. Any disruption or problems with a supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, upon expiration or termination of any of our agreements with third-party providers, we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all, and a transition from one partner or provider to another could subject us to operational delays and inefficiencies.

We face competition for local business directory traffic and expect competition to increase in the future.

The market for information regarding local businesses is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. We compete for consumer traffic with traditional, offline local business guides and directories, internet search engines, such as Google and Bing, review and social media websites and various other online service providers. These competitors may include regional review websites that may have strong positions in particular countries. We also compete with these companies for the content of contributors, and may experience decreases in both traffic and user engagement if our competitors offer more compelling environments.

Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by: integrating social customer service, review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems; making acquisitions; changing their unpaid search result rankings to promote their own products; refusing to enter into or renew licenses on which we depend; limiting or denying our access to delivery systems; limiting our ability to target or measure the effectiveness of ads; or making access to our platform more difficult. This risk may be exacerbated by the trend in recent years toward consolidation among online media companies, potentially allowing our larger competitors to offer bundled or integrated products that feature alternatives to our platform.

Our competitors may also enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. Traditional television and print media companies, for example, have large established audiences and more traditional and widely accepted advertising products. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major internet companies, such as Google, Facebook, Twitter and Microsoft, may be more successful than us in developing and marketing online directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets.

To compete effectively, we must continue to invest significant resources in product development to enhance user experience and engagement, as well as sales and marketing to expand our base of advertisers. However, there can be no assurance that we will be able to compete successfully for users and advertisers against existing or new competitors, and failure to do so could result in loss of existing users, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.

Our business depends on strong branding, and any failure to maintain, protect and/or enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as our ability to increase the frequency with which they use our platform.

We are in the early process of developing a strong brand that we believe will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “Gripevine” brand are critical to expanding our base of users and increasing the frequency with which they will use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our platform and in the quality and integrity of the user content and other information found on our site, which we may not do successfully and which may also affect our ability to create advertising revenues. We plan on dedicating significant resources to these goals, primarily through our artificial intelligence (AI) suggestion software, sting operations targeting the buying and selling of reviews, our consumer alerts program, coordination with consumer protection agencies and law enforcement, and, in certain egregious cases, taking legal action against business we believe to be engaged in deceptive practices. We also endeavor to remove content from our platform that violates our terms of service.

Despite these efforts, we cannot guarantee that each of the proposed numerous reviews on our platform have been recommended and are useful or reliable or that consumers will trust the integrity of our content. For example, if our AI suggestion software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses may express concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

Consumers may also believe that the reviews, photos and other user content contributed by our company clients or other employees are influenced by any contractual relationships or are otherwise biased. Although we will take steps to prevent this from occurring, we may not be successful in our efforts to maintain consumer trust. Similarly, the actions of any future partners may affect our brand if users do not have a positive experience on the Gripevine Platform. If others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. Our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may also attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

Maintaining and enhancing our brand may also require us to make substantial investments, and these investments may not be successful. For example, our trademarks are an important element of our brand. We may face in the future oppositions from third parties to our applications to register key trademarks in foreign jurisdictions in which we expect to expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in certain jurisdictions. Doing so could harm our brand recognition and adversely affect our business. If we fail to maintain and enhance our brand successfully, or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

The consumer experience is our highest priority. Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains and advertising revenue.

We base many of our decisions on the best interests of the consumers who use our platform. We may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. Our approach of putting consumers first may negatively impact our relationship with prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. However, consumers must respond to any business that’s proactive in engaging in order to come to an amicable resolution with any negative review the consumer has posted and if there is no response by the consumer then the business has an option to “flag as fake” any review it deems as inaccurate or fake. This initiative is only activated if the consumer refuses to connect with the company in order to try and resolve a negative review. Even with our flag as fake option, certain advertisers may still perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this balanced approach will served the long-term interests of our company and our stakeholders and will continue to do so in the future.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified team members, our business could be harmed.

We believe our success will depend on the efforts and talents of our team members, including our senior management team, software engineers, marketing professionals and advertising sales team. At present, all our officers and team members are at-will contractors, which means they may terminate their business relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. Any changes in our senior management team in particular may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.

Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled team members. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention, and qualified individuals are in high demand; as a result, we may incur significant costs to attract them before we can validate their productivity. Volatility in the price of our Class A common stock may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our team members or future employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as team member morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

RISKS RELATED TO OUR TECHNOLOGY

Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement and adversely affect our results of operations.

It is important to our success that users in all geographies be able to access our platform at all times. We may experience in the future service disruptions, outages and other performance problems. Such performance problems may be due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints due to an overwhelming number of users accessing our platform simultaneously. Our platform and services are highly technical and complex, and may contain errors or vulnerabilities that could result in unanticipated downtime for our platform and harm to our reputation and business. Users may also use our products in unanticipated ways that may cause a disruption in service for other users attempting to access our platform. We may encounter such difficulties more frequently as we acquire companies and incorporate their technologies into our service. It may also become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times, as our products become more complex and our user traffic increases.

In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase the frequency with which they use our platform. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Although the majority of our infrastructures and platform are cloud based hosted, our systems are still vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, fires, floods, power losses, telecommunications failures, cyber or terrorist attacks and similar events. Acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas where our infrastructures are hosted, could cause disruptions within our infrastructures or our advertisers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the New York City, New York and/or Oakville, Ontario area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Our disaster recovery program both internal and cloud based will contemplate transitioning our platform and data to a backup center in the event of a catastrophe. Although this program is not yet functional, if our primary data center shuts down, there will be a period of time that our services will remain shut down while the transition to the back-up data center takes place. During this time, our platform may be unavailable in whole or in part to our users.

If our security measures are compromised, or if our platform is subject to cyber security attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.

Our platform involves the storage and transmission of user and business information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Security breaches such as cyber-attacks, computer viruses, break-ins, malware, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. We may be a particularly compelling target for such attacks as a result of our brand recognition. User and business owner accounts and listing pages could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create online accounts and each of their business locations. Although we take steps to confirm that the person setting up the account is affiliated with the business, our verification systems could fail to confirm that such person is an authorized representative of the business, or mistakenly allow an unauthorized person to claim the business’s listing page. In addition, we face risks associated with security breaches affecting our third-party partners and service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and result in negative publicity, damage to our reputation and expose us to other losses.

Future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such attack or the perception that we are vulnerable to such attacks may harm our reputation, our ability to retain existing users and our ability to attract new users. Although we will develop systems and processes that are designed to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from less regulated and more remote areas around the world. As a result, these preventative measures may not be adequate and we cannot provide assurances that they will provide absolute security.

Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause potential advertisers to cancel their contracts or subject us to third-party lawsuits or other liabilities. For example, we will work with a third-party vendor to process credit card payments and are subject to payment card association operating rules. Compliance with applicable operating rules will not necessarily prevent illegal or improper use of our payment systems, or the theft, loss or misuse of payment information, however. If our security measures fail to prevent fraudulent credit card transactions and protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. In addition, government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

Some of our features may contain open source software, which may pose particular risks to our proprietary software and solutions.

We may use open source software in our services, presently and in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We regard the protection of our patent pending applications, trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Gripevine” brand. We may pursue the registration of our domain names, trademarks and service marks through-out the United States and in certain jurisdictions, within North America including Canada. We will strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will typically enter into confidentiality and invention assignment agreements with our team members, future employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we will take to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Litigation may become necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Gripevine” brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for the websites that we use in our business, such as Gripevine.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered by others in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, or GAAP, we will review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our goodwill and other intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include declines in our stock price, market capitalization and future cash flow projections. If future acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result. Any such change could result in an impairment charge to our goodwill and intangible assets, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and wholly-owned subsidiary have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority, resulting in uncertainty not only with respect to the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. Due to the expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

We may rely on data from both internal tools and third parties to calculate certain performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We intend to implement and track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, page views and calls and clicks for directions and map views — with internal tools, which are not independently verified by any third party. Our internal tools may have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved; this activity can cause our system to count the device associated with the app as a unique app device in a given period. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

In addition, certain of our key metrics — the number of our desktop unique visitors and mobile website unique visitors — maybe calculated relying on data from third parties. While these numbers might be based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers may periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows.

There may also be inherent challenges in measuring usage across our future user base around the world. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we will be implementing technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic. For these and other reasons, the present and/or future calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually using our platform.

Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We will be continually seeking ways to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, if our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

RISKS RELATED TO REGULATORY COMPLIANCE AND LEGAL MATTERS

We are, and may be in the future, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

We may face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights, and the rights of current and former team members and/or future employees, users and business owners. The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. Businesses may in the future claim that we are responsible for the defamatory reviews posted by our users. We expect claims like these to potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business.

We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we may receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. While we intend to pursue patent applications, we do not currently have any issued patents, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against infringement. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.

We expect other claims to be made against us in the future, and as we face increasing competition and gain an increasingly high profile, we expect the number of claims against us to accelerate. The results of litigation and claims to which we may be subject cannot be predicted with any certainty. Even if the claims are without merit, the costs associated with defending against them may be substantial in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes, or otherwise involve significant settlement costs. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Even if claims do not result in litigation or are resolved in our favor without significant cash settlements, such matters, and the time and resources necessary to resolve them, could harm our business, results of operations and reputation.

Our business is subject to complex and evolving U.S., Canadian and potentially other foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business.

We are subject to a variety of laws in the United States and Canada that involve matters central to our business, including laws regarding privacy, data retention, distribution of user-generated content and consumer protection, among others. For example, because we will receive, store and process personal information and other user data, including credit card information, we will be subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.

The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, we rely on laws limiting the liability of providers of online services for activities of their users and other third parties. In the future, these laws could be tested by any number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, any present and/or future ads posted or any present and/or future content provided by users. It is difficult to predict how existing laws will be applied to our business, and if our business grows and evolves and our solutions are used in a greater number of countries, we will also become subject to laws and regulations in additional jurisdictions, which may be inconsistent with the laws of the jurisdictions to which we are currently subject. For example, the risk related to liability for third-party actions may be greater in certain jurisdictions outside the United States where our protection from such liability may be unclear.

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Commission recently approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation is expected to take effect in the European Union by 2018, each of which may be subject to varying interpretations and evolving practices, which would create uncertainty for us and possibly result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

We believe that our policies and practices will comply with applicable laws and regulations. However, if our belief proves incorrect, if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, or if the third parties with whom we share user information fail to comply with such guidelines, laws, regulations or their contractual obligations to us, we may be forced to implement new measures to reduce our legal exposure. This may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively impact our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. We may also face litigation, governmental enforcement actions or negative publicity, which could cause our users and advertisers to lose trust in us and have an adverse effect on our business. Internal resources expended and expenses incurred in connection with inquiries and their resolutions could result in negative publicity and adversely affect our reputation and brand. Responding to and resolving any future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in and the use of our products.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the exchange in which we will be listed and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will likely continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and place significant strain on our personnel, systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time. This could result in continuing uncertainty regarding compliance matters, higher administrative expenses and a diversion of management’s time and attention. Further, if our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these rules and regulations also makes it more expensive for us to obtain and retain director and officer liability insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers and directors and insiders own approximately 65.20% of the total issued and outstanding shares of our common stock and 100% of the shares of Series A preferred stock, and will be able to influence control of us or decisions made by our management.

As of the date of this Annual Report, our officers, directors and insiders own approximately 62.50% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

Our Articles of Incorporation authorize 20,000,000 shares of blank check preferred stock thus providing the Board of Directors to create rights and preferences for designated shares, possibly including super voting rights. We designated 1,000,000 of the shares of blank check preferred stock as Series A. The 1,000,000 shares of Series A preferred stock were issued to our Chief Executive Officer/President, which provides for voting rights of 200 to one. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - Description of Securities.”

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Our share price may highly likely be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

The trading price of our common stock may highly likely be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Current Report, factors that may cause volatility in our share price include: (i) actual or anticipated fluctuations in our financial condition and operating results; (ii) changes in projected operating and financial results; (iii) announcements of technological innovations or new offerings by us or our competitors; (iv) actual or anticipated changes in our growth rate relative to our competitors; (v) announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments; (vi) additions or departures of key personnel; (vii) actions securities analysts who may cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company; (viii) investor sentiment with respect to our competitors, business partners and industry in general; (ix) reporting on our business by the financial media, including television, radio and press reports and blogs; (x) fluctuations in the value of companies perceived by investors to be comparable to us; (xi) changes in the way we measure our key metrics; (xii) sales of our common stock; (xii) changes in laws or regulations applicable to our solutions; (xiii) share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and (xiv) general economic and market conditions such as recessions, interest rate changes or international currency fluctuations.

Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We could be the target of additional litigation of this type in the future. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.

We do not intend to pay dividends for the foreseeable future, and as a result, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Future sales of our common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of the date of this Annual Report, we have 120,000,000 shares of common stock issued and outstanding of which 75,000,000 shares are restricted and 45,000,000 shares are free-trading.

There is only recently been an active trading market for our shares of common stock and if an active trading market does not continue to develop, purchasers of our shares may be unable to sell them publicly.

Our shares of common stock only recently started trading actively. We do not know if an active trading market will continue to develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market: (i) investors may have difficulty buying and selling our shares or obtaining market quotations; (ii) market visibility for our common stock may be limited; and (iii) a lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specialized in our sector; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since 2008, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock is considered to be “Penny Stock”.

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Broker-Dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We were previously deemed a shell company under SEC regulations, which will affect sales of our common stock in reliance on Rule 144 of the Securities Act and subject to the requirements of Rule 144(i). Moreover, sales of our common stock relying upon Rule 144 may depress prices in the market for our common stock by a material amount.

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we have been designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. Prior management deemed us to be a shell in the filings with the Securities and Exchange Commission and, therefore, we were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act. Therefore, our shares of restricted stock available for sale under Rule 144 were affected. Thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” March 3, 2017. Therefore, as of March 3, 2018, we will have cured our “shell” status. Prior management deemed us to be a shell in the filings with the Securities and Exchange Commission and, therefore, we were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act. Therefore, our shares of restricted stock available for sale under Rule 144 were affected. Thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” March 3, 2017. Therefore, as of March 3, 2018, we will have cured our “shell” status.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e. a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted common stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

Moreover, when our shareholders are able to use Rule 144 to remove the restrictive legend, having met the applicable holding periods imposed by Rule 144 under the Securities Act, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, the internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our management will be required to report on internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	A toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

Due to the requirements of penny stock rules, many brokers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, we do not have any unresolved staff comments from the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTY

There are currently two leases regarding principal office space regarding 1282A Cornwall Road and 1290 Cornwall Road, Unit B. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense. Lease renewal periods are considered on a lease-by-lease basis.

The first lease dated March 8, 2016 is between Katalex Holdings Inc., as landlord (“Katalex”) and MBE Holdings with a commencement date of May 1, 2016 and a termination date of December 31, 2019 (the “Katalex Lease”). In accordance with the terms and provisions of the Katalex Lease, we shall pay rent as follows: (i) May 1, 2016 through June 30, 2016 approximately $2,558; (ii) July 1, 2016 through August 31, 2016 approximately $3,058; (iii) September 1, 2016 through October 31, 2016 approximately $3,358; (iv) November 1, 2016 through December 31, 2016 approximately $3,658; (v) all of 2017 approximately $3,300; (vi) all of 2018 approximately $3,392; and (vii) all of 2019 approximately $3,485.

The second lease dated December 6, 2016 is between Katalex and MBE Holdings with a commencement date of January 1, 2017 and a termination date of December 31, 2019 (the “Second Katalex Lease”). In accordance with the terms and provisions of the Second Katalex Lease, we shall pay rent as follows: (i) January 1, 2017 through June 30, 2017 approximately $2,500; (ii) July 1, 2017 through December 31, 2017 approximately $3,505; (iii) all of 2018 approximately $3,626; and (iv) all of 2019 approximately $3,800.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report and after giving effect to the Forward Stock Split, there are 125,248,626 outstanding shares of our common stock of which approximately 75,000,000 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months. Prior management deemed us to be a shell in the filings with the Securities and Exchange Commission and, therefore, we were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act. Therefore, our shares of restricted stock available for sale under Rule 144 were affected. Thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” March 3, 2017. Therefore, as of March 3, 2018, we will have cured our “shell” status.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation’s common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

The Company became a reporting company on September 4, 2014 after we had filed a prospectus that relates to the offering of a total of 3,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.015 per share. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol was “BXRO”. Our trading symbol was recently changed to “GRPV”. Until recently, there has been no active trading of our securities, and, therefore, previously no high and low bid pricing. Our shares of common stock commenced with nominal activity on the OTCQB approximately February 2017. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the periods indicated as quoted by the OTCQB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2017 - 2016 Financial Year	High Bid		Low Bid
First Quarter 2017		$1.05		0.67
Fourth Quarter 2016	$	n/a	$	n/a
Third Quarter 2016	$	n/a	$	n/a
Second Quarter 2016	$	n/a	$	n/a

As of the date of this Annual Report, an aggregate of 120,000,000 shares of common stock were issued and outstanding and were owned by approximately 162 holders of record based on information provided by our transfer agent.

Rule 144

On March 3, 2017, the Board of Directors changed our reporting status to a non-shell corporation as evidenced in the filing of a current report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017. Rule 144 will be available for the re-sale of securities by the shareholders of the Corporation one year from March 3, 2017, which is the date of filing of our Current Report on Form 8-K containing Form 10 information.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of this Annual Report, we did not have any equity compensation plans other than the warrants granted as disclosed in the table below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-
Equity compensation plans not approved by security holders Warrants (1)	-0-
Total	-0-

_____________

(1)	The warrants provide for the issuance of an aggregate 18,275,000 warrants (the “Warrants”). The Warrants are exercisable into 18,275,000 post-forward Stock Split shares of the Company’s restricted common stock for a period of three years commencing December 1, 2016 and expiring December 1, 2019 at an exercise price of $0.40 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended February 28, 2017 and to date of this Annual Report, we have issued shares of our common stock and preferred stock as follows:

Common Stock

In accordance with the Stock Split declared effective by FINRA on January 5, 2017 an aggregate 112,000,000 further shares were issued to our shareholders based upon the forward split ratio of fifteen shares for each one share held of record.

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE our wholly-owned subsidiary. As of the date of this Annual Report, the transfer agent has not yet issued the shares in certificate form. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which we would acquire all the technology and assets and assume all liabilities of MBE. This resulted in a change in overall business operations of the Company brining potential value to our shareholders.

Series A Preferred Stock

The Board of Directors authorized issuance of the 1,000,000 shares of Series A Preferred Stock to its sole executive officer and member of the Board of Directors, Richard Hue, based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Mr. Hue and his continuous dedication and loyalty to us, including undertaking of the development of the Gripevine technology.

The shares of Series A Preferred Stock carry certain rights and preferences, including voting rights consisting of two hundred votes for each one shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of common stock on a one-for-one hundred basis, i.e. one share of Series A Preferred Stock for one hundred shares of common stock. .

The share of Series A Preferred Stock were issued to Mr. Hue as a non-U.S. resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The 1,000,000 shares of Series A Preferred Stock were issued at a per share price of $0.001. Neither the shares of Series A Preferred Stock nor the underlying shares of common stock have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Hue acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

DESCRIPTION OF SECURITIES

The following description of our securities and provisions of our articles of incorporation and bylaws is only a summary. We refer to the copies of our articles of incorporation and bylaws, copies of which have been incorporated by reference as exhibits to certain current reports on Form 8-K. The following discussion is qualified in its entirety by reference to such exhibits. Management has access to all corporate books and records, including transfer agent records.

Authorized Capital Stock

The total number of stock authorized that may be issued by us is 320,000,000 shares of which 300,000,000 shall be shares of common stock, par value $0.001, and 20,000,000 shares be shares of preferred stock with a par value of $0.001 per share. As of the date of this Annual Report, 1,000,000 shares of the preferred stock have been designated as Series A preferred stock with a par value of $0.001 per share.

Capital Stock Issued and Outstanding

As of the date of this Annual Report, our issued and outstanding securities are as follows:

•	120,000,000 shares of common stock;

•	1,000,000 shares of Series A preferred stock; convertible into shares of common stock on a one-for-one hundred basis

•	No options to purchase any capital stock; and

•

On January 13, 2017, the Board of Directors authorized the execution of those certain share purchase warrant nos. 1 through 27 dated effective December 1, 2016 (collectively, the “Share Purchase Warrants”) with certain shareholders of the Company. The terms and provisions of the Share Purchase Warrants provide for the issuance of an aggregate 18,275,000 warrants (the “Warrants”). The Warrants are exercisable into 18,275,000 post-forward Stock Split shares of the Company’s restricted common stock for a period of three years commencing December 1, 2016 and expiring December 1, 2019 at an exercise price of $0.40 per share. There are no other warrants issued or outstanding to purchase capital stock.

Description of Common Stock

The holders of common stock are entitled to one vote per share. Our Articles of Incorporation do not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds; however, the current policy of the Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Description of Preferred Stock

Effective October 31, 2016, our Board of Directors and the majority shareholders of the Company, approved an amendment to the articles of incorporation to increase the authorized capital structure of the Corporation to three hundred million (300,000,000) shares of common stock, par value $0.001, and twenty million (20,000,000) shares of preferred stock, $0.001 par value (the “Amendment”), which was previously disclosed in a filing in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016. The Amendment was filed with the Secretary of State of Nevada on November 4, 2016 increasing the authorized capital to 300,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On April 20, 2017, we filed a Designation of Series A preferred stock with the Nevada Secretary of State creating 1,000,000 shares of Series A preferred stock at $0.001 par value (the “Series A Preferred Stock”). The Designation provides for certain rights and preferences as follows:

(a) The initial price of each share of Series A Preferred Stock shall be $0.001.

(b) The price of each share of Series A Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at a meeting of the Board, or through a resolution passed at an Action Without Meeting of the unanimous Board.

(c) Upon approval by the Board of Directors may elect to pay an annual dividend. The annual percentage of such dividend will be established by the Board of Directors upon the performance of the Company. If elected to pay such dividends, the Board of Directors may elect to make such dividends payable in the form of shares of common stock rather than a cash dividend.

(d) Upon any liquidation, dissolution or winding, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to receive in cash out of our assets, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock, the sum of $0.001 per share.

Notwithstanding the above, in the event of any acquisition of the Company or its assets, either through a merger or share exchange, by way of cash and/or shares, the holder of the shares of Series A Preferred Stock shall receive Twenty Percent (20%) of the aggregate valuation of such merger or share exchange in the form of cash and/or shares, before any distributions are made to shareholders of any other class (the “Merger Acquisition Right”). The Merger Acquisition Right may be assigned by the holder of the Series A Preferred Stock upon notice to the Corporation of such assignment.

(e) The holder of the Series A Preferred Stock shall at their option convert each share of Series A Preferred Stock into one hundred shares of common stock (a one for one hundred basis). Promptly upon conversion, the Corporation shall issue and deliver to such holder a certificate or certificates for the number of full shares of common stock issuable to the holder pursuant to the holder’s conversion of Series A Preferred Shares in accordance with the provisions of this Section. The stock certificate(s) evidencing the common stock shall be issued with a restrictive legend indicating that it was issued in a transaction exempt from registration under the Securities Act, and that it cannot be transferred unless it is so registered, or an exemption from registration is available, in the opinion of counsel to the Company. The common stock shall be issued in the same name as the person who is the holder of the Series A Preferred Stock unless, in the opinion of counsel to the Company, such transfer can be made in compliance with applicable securities laws. The person in whose name the certificate(s) of common stock are so registered shall be treated as a holder of shares of common stock of the Corporation on the date the common stock certificate(s) are so issued. All shares of common stock delivered upon conversion of the Series A Preferred Shares as provided herein shall be duly and validly issued and fully paid and non-assessable. Effective as of the Conversion Date, such converted Series A Preferred Shares shall no longer be deemed to be outstanding and all rights of the holder with respect to such shares shall immediately terminate except the right to receive the shares of common stock issuable upon such conversion.

(f) Shares of Series A Preferred Stock are anti-dilutive to reverse splits, and therefore in the case of a reverse split, are convertible to the number of common shares after the reverse split as would have been equal to the Conversion Rate established prior to the reverse split.

(g) We may by providing a five day notice to the holder of the Series A Preferred Shares redeem such Series A Preferred Shares at a redemption price of $0.001 (the "Notice of Redemption"). In the event of receipt of the Notice of Redemption by the holder of the Series A Preferred Shares, the holder shall have five business days from date of receipt to convert into shares of common stock in accordance with the above.

(h) Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast 200 votes for each Series A Preferred Stock held of record.

(i) The shares of Series A Preferred Stock may be assigned or transferred by the holder thereof in whole or in part.

Anti-Takeover Effects

The creation of the preferred stock permits us to issue additional shares of capital stock that could dilute both voting power and the ownership of the holders of our common stock by one or more persons seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Corporation with another company. The creation of the preferred stock is not being undertaken in response to any effort of which our Board of Directors is aware to enable anyone to accumulate shares of our common stock or gain control of the Company. The purpose of the creation of the preferred stock is to grant us the flexibility to issue our equity securities in the manner best suited for us, or as may be required by the capital markets. Other than the issuance of the 1,000,000 shares of Series B preferred stock, we presently have no further plans, proposals, or arrangements to issue any of the newly created shares of preferred stock for any purpose whatsoever, including future acquisitions and/or financings.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

RESULTS OF OPERATION

Overview

The following discussion should be read in conjunction with our audited combined financial statements and the related notes that appear under item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The combined financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended February 28, 2017 Compared to Fiscal Year Ended February 29, 2016

Revenue. We did not generate any revenue during fiscal years ended February 28, 2017 or February 29, 2016.

Operating expenses: During fiscal year ended February 28, 2017, we incurred operating expenses in the amount of $42,323,920 compared to operating expenses incurred during fiscal year ended February 29, 2016 of $1,075,857 (an increase of $41,248,063). Operating expenses include: (i) general and administrative of $449,546 (2016: $158,720); (ii) stock based compensation of $40,804,747 (2016: $ nil); and (iii) research and development of $1,069,627 (2016: $917,137). General and administrative expenses increased by $290,826 based upon consummation of the Share Exchange Agreement and commencement of new business operations and increased scale of scope of work. Stock based compensation increased by $40,804,747 based on the valuation of the shares issued to management. Research and development expenses increased by $152,490 based on recovery of development expenses related to the Gripevine technology.

Translation Adjustment. During fiscal year ended February 28, 2017, we incurred a translation adjustment of ($7,614) compared to $74,855 incurred during fiscal year ended February 29, 2016.

Comprehensive loss. Thus, this resulted in comprehensive loss of ($42,316,306) or ($0.353) per share for fiscal year ended February 28, 2017 compared to comprehensive loss of ($1,150,712) or ($0.009) per share for fiscal year ended February 29, 2016. The weighted average number of shares outstanding was 120,000,000 for both fiscal years ended February 28, 2017 and February 29, 2016 taking into effect the Stock Split.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2017

As at fiscal year ended February 28, 2017, our current assets were $52,959 and our current liabilities were $2,671,558, which resulted in a working capital deficit of $2,618,599. As of the fiscal year ended February 28, 2017, current assets were comprised of: (i) $32,678 in cash; and (ii) $20,281 in prepaid and other receivables. As at fiscal year ended February 28, 2017, current liabilities were comprised of: (i) $22,325 in accounts payable (ii) $78,827 in accrued liabilities (iii) $1,822,953 in loans payable; (iv) $178,906 due to related parties; and (v) $568,547 due to a shareholder.

As of the fiscal year ended February 28, 2017, our total assets were $94,614 comprised of: (i) current assets of $52,959; and (ii) equipment, net of depreciation of $41,655. The increase in total assets during fiscal year ended February 28, 2017 from fiscal year ended February 29, 2016 was primarily due to an increase in cash, prepaid and other receivables and purchase of equipment.

As of February 28, 2017, our total liabilities were $2,671,558 comprised of current liabilities.

Stockholders’ deficit increased from ($1,050,157) for fiscal year ended February 29, 2016 to ($2,576,944) for fiscal year ended February 28, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For fiscal year ended February 28, 2017, net cash flows used in operating activities was ($1,437,092) compared to ($1,068,541) for fiscal year ended February 29, 2016. Net cash flows provided by operating activities consisted primarily of net loss of ($42,323,920) (2016: $1,075,857), which was partially adjusted by $40,804,747 (2016: $-0-) in stock based compensation and $10,587 (2016: $2,460) in depreciation. Net cash flows provided by operating activities was further changed by: (i) a decrease of ($15,069) (2016: ($4,532)) in prepaid expenses and other receivables; (iii) an increase of $22,163 (2016: ($1,325)) in accounts payable and (iii) an increase of $64,400 (2016: $10,713) in accrued liabilities.

Cash Flows from Investing Activities

We used cash of $41,080 in investing activities during fiscal year ended February 28, 2017 which consisted of purchase of equipment. We used cash of $12,636 in investing activities during fiscal year ended February 29, 2016 in purchase of equipment.

Cash Flows From Financing Activities

Net cash flows provided from financing activities during fiscal year ended February 28, 2017 was $1,487,191, which consisted of $1,323,707 of loans payable, $(38,105) due to related parties and $201,589 due to a shareholder. During fiscal year ended February 29, 2016, cash flows provided by financing activities was $1,042,659, which consisted of $786,143 of loans payable, $85,352 due to related parties and $171,164 due to a shareholder.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 28, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 28, 2017, we had a working capital deficit of $2,618,599 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We require approximately $150,000 for the next 12 months as a reporting issuer and additional funds are required. Before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from management or related third parties. In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended February 28, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in footnote no. 2 to the financial statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 28, 2017 or which are expected to impact future periods as follows:

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

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Combined Financial Statements

Gripevine, Inc.

For the years ended February 28, 2017 and February 29, 2016

Gripevine, Inc.

Combined Financial Statements

For the years ended February 28, 2017 and February 29, 2016

44

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gripevine, Inc.

We have audited the accompanying combined balance sheets of Gripevine, Inc. [the “Company”] as of February 28, 2017 and February 29, 2016, and the related combined statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended February 28, 2017. The Company’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the combined financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Ontario, Canada June 14, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

Gripevine, Inc.

COMBINED BALANCE SHEETS

(Expressed in US dollars)

	As at February 28, 2017	As at February 29, 2016
	$	$
CURRENT ASSETS
Cash	32,678	23,926
Prepaid and other receivables	20,281	5,241
Total current assets	52,959	29,167

Equipment [Note 5]	41,655	11,238
TOTAL ASSETS	94,614	40,405

CURRENT LIABILITIES
Accounts payable	22,325	341
Accrued liabilities	78,827	14,780
Loans payable [Note 6]	1,822,953	502,089
Due to related parties [Note 6]	178,906	212,027
Due to a shareholder [Note 6]	568,547	361,325
TOTAL LIABILITIES	2,671,558	1,090,562

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at February 28, 2017 and nil on February 29, 2016, respectively [Note 7]	1,000	-
Common stock, $0.001 par value, 300,000,000 authorized, 120,000,000 shares issued and outstanding as at February 28, 2017 and February 29, 2016, respectively [Note 7]	120,000	120,000
Common stock to be issued [Note 7]	5,249	5,249
Additional paid-in-capital	43,698,125	2,894,378
Accumulated other comprehensive income	233,651	241,265
Accumulated deficit	(46,634,969)	(4,311,049)
Total stockholders' deficiency	(2,576,944)	(1,050,157)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	94,614	40,405

Commitments [Note 10]

Subsequent events [Note 11]

See accompanying notes to combined financial statements

Gripevine, Inc.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended February 28, 2017	Year ended February 29, 2016
	$	$

REVENUE	-	-

EXPENSES
Stock based compensation [Note 8]	40,804,747	-
Research and development expenses [Note 8]	1,069,627	917,137
General and administrative expenses	449,546	158,720
NET LOSS BEFORE INCOME TAXES	42,323,920	1,075,857

Income taxes [Note 9]	-	-
NET LOSS	42,323,920	1,075,857

Translation adjustment	(7,614)	74,855

COMPREHENSIVE LOSS	42,316,306	1,150,712

LOSS PER SHARE, BASIC AND DILUTED	0.353	0.009

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	120,000,000	120,000,000

See accompanying notes to combined financial statements

Gripevine, Inc.

COMBINED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preferred stock		Common stock		Common stock to be issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
		$		$		$	$	$	$	$
As at February 28, 2015 [Notes 1 & 7]	-	-	120,000,000	120,000	5,248,626	5,249	2,894,378	(3,235,192)	166,410	(49,155)

Loss for the year	-	-	-	-	-	-	-	(1,075,857)	-	(1,075,857)

Cumulative translation adjustment	-	-	-	-	-	-	-	-	74,855	74,855
As at February 29, 2016	-	-	120,000,000	120,000	5,248,626	5,249	2,894,378	(4,311,049)	241,265	(1,050,157)

Loss for the year	-	-	-	-	-	-	-	(42,323,920)	-	(42,323,920)
										-
Stock based compensation - Preferred stock [Note 7]	1,000,000	1,000	-	-	-	-	38,693,414	-	-	38,694,414
Stock based compensation - warrants [Note 7]	-	-	-	-	-	-	2,110,333	-	-	2,110,333
Translation adjustment	-	-	-	-	-	-	-	-	(7,614)	(7,614)
As at February 28, 2017	1,000,000	1,000	120,000,000	120,000	5,248,626	5,249	43,698,125	(46,634,969)	233,651	(2,576,944)

See accompanying notes to combined financial statements

Gripevine, Inc.

COMBINED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended February 28, 2017	Year ended February 29, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(42,323,920)	(1,075,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,804,747	-
Depreciation	10,587	2,460

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(15,069)	(4,532)
Accounts payable	22,163	(1,325)
Accrued liabilities	64,400	10,713
Net cash used in operating activities	(1,437,092)	(1,068,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(41,080)	(12,636)
Net cash used in investing activities	(41,080)	(12,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	1,323,707	786,143
Due to related parties	(38,105)	85,352
Due to a shareholder	201,589	171,164
Net cash provided by financing activities	1,487,191	1,042,659

Net increase (decrease) in cash during the year	9,019	(38,518)

Effect of foreign currency translation	(267)	(1,130)

Cash, beginning of year	23,926	63,574
Cash, end of year	32,678	23,926

See accompanying notes to combined financial statements

Gripevine, Inc.

Notes to Combined Financial Statements

For the years ended February 28, 2017 and February 29, 2016

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Gripevine, Inc. (formerly Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014. The Company operated as a relocation service provider for clients moving to the State of Goa, India and ceased this business and engaged in developing and building an online resolution platform after the Share Exchange Agreement as explained in the foregoing paragraph. The Company's fiscal year-end is February end.

MBE Holdings Inc. (“MBE”) was incorporated as a limited liability company on April 13, 2010 under the laws of the State of Delaware. MBE is engaged in research and development activities to offer an online complaint resolution platform for consumers and business, including ratings, reviews and polling’s. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

As explained in Note 7 to the combined financial statements, on February 28, 2017, the Company and MBE and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of approximately 5,248,626 shares of its common stock, par value $0.001, in exchange for 100% of equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of Gripevine.

As a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (ASC 805-50, Business Combinations – Common control transactions). The Company has evaluated the guidance contained in ASC 805 with respect to the combinations among entities or businesses under common control and conclude that since the majority shareholder of the Company and MBE are same, therefore, this is a common control transaction and do not result in a change in control at the ultimate parent or the controlling shareholder level.

Consequently, common control transactions are not accounted for at fair value. Rather, common control transactions are accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the financial statements of the ultimate parent. Resultantly, the financial position and the results of operations of Gripevine and MBE are combined together as if they were operating as one entity from the beginning.

2. BASIS OF PRESENTATION AND COMBINATION

The combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

As explained above in Note 1 to the combined financial statements, as a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (ASC 805-50, Business Combinations – Common control transactions). Consequently, the combined financial statements have been prepared as if the Company and MBE were a single organization by the aggregation of their financial statements from the beginning of the previous year and the elimination of transactions and balances between them.

3. GOING CONCERN

The combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at February 28, 2017 and February 29, 2016 had a working capital deficiency of $2,618,599 and $1,061,395 respectively and an accumulated deficit of $46,634,969 and $4,311,049, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the combined financial statements. The combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash includes cash on hand and balances with banks.

Use of Estimates

The preparation of combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at February 28, 2017 and February 29, 2016.

Foreign Currency Translation

The functional currency of the Parent Company is United States dollar and the functional currency of the wholly owned subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is stated at cost less accumulated depreciation and depreciated over their estimated useful lives at the following rate and method.

Furniture and fixtures	20% per annum – declining balance method
Computer equipment	55% per annum – declining balance method

Routine repairs and maintenance are expensed as incurred. Improvements, that are betterments, are capitalized at cost. The Company applies a half‑year rule in the year of acquisition.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Research and Development

Research and development costs, which relate primarily to product and software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.

Operating Leases

The Company leases office space under operating lease agreements. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recently Issued Accounting Pronouncements

In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The Company does not believe this guidance will have a material impact on its combined financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. We adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have any impact on the Company’s combined financial position and/or results of operations.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its combined financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the Company’s combined financial position and/or results of operations.

On January 1, 2016, we adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the Company’s combined financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on March 1, 2017, and the adoption will not have a material impact on the Company’s combined financial position and/or results of operations.

5. EQUIPMENT

	As at February	As at February
	28, 2017	29, 2016
	$	$
Furniture	31,889	10,035
Computer equipment	24,864	5,727
Total cost	56,753	15,762
Less: Accumulated depreciation	(15,098)	(4,524)
	41,655	11,238

6. LOANS PAYABLE/DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand.

Due to related parties and due to a shareholder

The balances due to related parties and a shareholder are mainly in connection with the consulting services and financing provided for the development of an online complaint resolution platform as explained in Note 1 to the combined financial statements (Also refer Note 8). These balances are interest free, unsecured and are repayable on demand.

7. STOCKHOLDERS’ DEFICIENCY

Share Exchange Agreement

On February 28, 2017, the Company, MBE and the shareholders of MBE entered into a Share Exchange Agreement (the “Share Exchange Agreement”). The Board of Directors of the Company approved the execution and consummation of the transaction under the Share Exchange Agreement on February 28, 2017.

In accordance with the terms and provisions of the Share Exchange Agreement, the Company is to issue an aggregate of 5,248,626 shares of its restricted common stock to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE its wholly-owned subsidiary. The Board of Directors of the Company and MBE deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which the Company would acquire all the technology and assets and assume all liabilities of MBE.

Authorized stock

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

Common stock

On May 31, 2016 and effective October 3, 2016, the Company’s previous majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, the then majority shareholder sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock.

As at February 28, 2017 and February 29, 2016, the Company has 120,000,000 outstanding common stock (comprising of 75,000,000 restricted stock and 45,000,000 unrestricted stock).

In addition as at February 28, 2017 and February 29, 2016, 5,248,626 shares of restricted common stock to be issued pursuant to Share Exchange Agreement.

Preferred stock

On April 20, 2017, the Board of Directors authorized the issuance of the 1,000,000 shares of Series A Preferred Stock to its sole executive officer and member of the Board of Directors in consideration of his services performed during the year ended February 28, 2017. These preferred stock contain certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stock holder to receive 20% of the aggregate valuation of such merger;

•	The holder can convert each share of preferred stock into 100 shares of common stock; and

•	Each holder of preferred stock shall be entitled to cast 200 votes.

7. STOCKHOLDERS’ DEFICIENCY (continued)

The fair value of these 1,000,000 preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i-e conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the year ended February 28, 2017.

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants were measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price of $0.12 per share;

•	Exercise price of $0.4 per share’

•	Volatility at 265.20%;

•	Risk free interest rate of 1.45%;

•	Expected life of 3 years; and

•	Expected dividend rate of 0%

At grant date the fair value of these warrants were determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the year ended February 28, 2017.

As at February 28, 2017, there were 18,275,000 warrants were outstanding, fully vested and with a remaining contractual life term of 2.75 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

Research and development expenses for the years ended February 28, 2017 and February 29, 2016 include consulting charges from shareholders and related parties of $478,736 and $295,000 respectively.

9. INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States Federal corporate income tax rate of approximately 34% for the years ended February 28, 2017 and February 29, 2016 as follows:

Income tax recovery

	Year ended February 28, 2017	Year ended February 29, 2016
	$	$
Net loss before income taxes	(42,323,920)	(1,075,857)

Expected income tax recovery from net loss	(14,390,133)	(365,791)
Non-deductible expenses	13,873,614	-
Change in valuation allowance	516,519	365,791
	-	-

Deferred tax asset

	Year ended February 28, 2017	Year ended February 29, 2016
	$	$
Non-capital loss carry forwards	(1,982,275)	(1,465,757)
Change in valuation allowance	1,982,275	1,465,757
	-	-

As of February 28, 2017 and February 29, 2016, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred. The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized. Therefore, a valuation allowance of $1,982,275 and $1,465,757, for the years ended February 28, 2017 and February 29, 2016, respectively, was recorded to offset deferred tax assets.

As of February 28, 2017 and February 29, 2016, the Company has approximately $5,830,222 and $4,311,049, respectively, of non-capital losses available to offset future taxable income.

As of February 28, 2017 and February 29, 2016, the Company is not subject to any uncertain tax positions.

10. COMMITMENTS

On March 8, 2016, the Company entered into an operating lease contract for its office premises in Oakville, Ontario for a three year and eight months term commenced from May 1, 2016. The monthly lease payment is between $3,350 to $4,890 plus applicable taxes.

On December 6, 2016, the Company entered into a second operating lease contract for its additional office premises in Oakville, Ontario for a three year term commencing from January 1, 2017. The monthly lease payment is between $2,500 to $3,800 plus applicable taxes.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 14, 2017, the date the combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Engagement of SRCO Professional Corporation

We previously reported a change in certifying accountants. Effective October 3, 2016, our certifying accountant, Seale and Beers, CPAs, LLC (“S&B”), was dismissed as our independent registered public accounting firm based upon the recent announcement of its acquisition by a new auditing firm, AMC Auditing, LLC. Therefore, the Board of Directors approved the engagement of SRCO Professional Corporation, Chartered Professional Accountants, Licensed Public Accountants (“SRCO”) as our principal independent registered public accounting firm effective October 3, 2016. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

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

We provided S&B with a copy of the Current Report on Form 8-K and requested that S&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not S&B agreed with the statements made in the Current Report on Form 8-K with respect to S&B and, if not, stating the aspects with which they do not agree. We received the requested letter from S&B wherein it has confirmed its agreement to our disclosures in the Current Report with respect to S&B. A copy of S&B's letter was filed as an exhibit to the Current Report as filed with the Securities and Exchange Commission on October 6, 2016.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of February 28, 2017, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, the accounting staff, and the administrative staff. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2017 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names and positions held of our executive officers and directors during fiscal year ended February 28, 2017 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Richard Hue	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	55

James Liolios	Chief Operating Office and a Director	24

Mark Vange	Chief Technical Officer and a Director	46

Our directors hold office for one-year terms or until their successors have been elected and qualified.

The biographies of the new directors and officers are set forth below as follows:

Richard Hue. Mr. Hue has worked with companies in the service and technology industries. He is an experienced, passionate entrepreneur and self-professed, “startup junkie”. Mr. Hue’s experience working with companies in the service and technology sectors has offered founders experience and contacts in numerous fields. As lead investment manager of a privately managed family fund for the past twenty years, Mr. Hue also oversees many investments from real estate to technology. Mr. Hue began his career as an investment banker with one of Wall Street’s major investment banking institutions providing him with many years of management and investment banking experience. His duties and responsibilities included: (i) researching and analyzing solutions for diversification and enhancement of portfolios; (ii) monitoring finances by analyzing cash flow and other financial statements; (iii) preparing valuation analyses; and (iv) analyzing data pertaining to debt and credit opportunities for various companies. And, as the former president of RT Equity Inc., a boutique merchant banking firm that was eventually acquired by a financial institution, Mr. Hue was responsible for overseeing the development of startups, restructuring business operations and expansions of private and public companies, many in the technology and biotech sector. Mr. Hue continues to successfully apply his investment and management skills to small and mid-cap companies both in North America and internationally.

James Liolios. Mr. Liolios is our resident expert on information security and cloud infrastructure. His expertise spans from the public sector where he was involved in complex systems security architectures for the Department of Defence to the private sector as Sr. Security Analyst for numerous Fortune 1000 companies. As a Co-Founder and Vice-President of the “InfoSec Society” (an official association) at Seneca College in the area of information security, James is involved in mentoring young people in this space. His experience as guest speaker at numerous infosec events and recipient of numerous Blackhat Conference Scholarships when he was a student, allows students he mentors an inside perspective into the world of cyber security. Mr. Liolios is also Co-Founder at Red Trait Ventures, where he provides a unique blend of leadership and management skills applied in a technical context with development teams steering them towards a common technical vision.

Mark Vange. Mr. Vange has been a technologist and entrepreneur for over two decades. Mr. Vange was chief technology officer of VR1 Inc. where he led the development of network technology to facilitate massively multiplayer online games. During 2004, Mr. Vange founded Mobile Post Production for rapid porting of applications between various mobile telephony platforms. He is also the former chief technology officer of Electronic Arts and a successful advisor to companies and investment funds for technology that enables community building and business operations.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended February 28, 2017.

CORPORATE GOVERNANCE MATTERS

Audit Committee

As of the date of this Annual Report, we do not have an audit committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

None of our directors qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. As a requirement to listing our common stock on The Bulletin Board or the NASDAQ Capital Market or other exchange, we intend to retain independent directors in the future. The Board of Director’s composition (and that of our committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 28, 2017 and February 29, 2016, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended February 28, 2017 and February 29, 2016.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)

Richard Hue (Chief Executive Officer, President, Treasurer/Chief Financial Officer and Director)	2017	$-0-	$-0-	$38,694,414	(1)	$-0-	-0-	-0-	240,000	(2)	38,934,414

James Liolios Chief Operating Officer And Director	2017	$-0-	$-0-	$-0-		$-0-	-0-	-0-	103,376		103,736

Rosy Rodriguez (prior Chief Executive Officer, President, Treasurer/Chief Financial Officer and Director)	2016	$-0-	$-0-	$-0-		$-0-	-0-	-0-	-0-		$-0-

_______________

(1)	The fair value of the 1,000,000 shares of Series A preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i-e conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the year ended February 28, 2017.

(2)	Of the $240,000 due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amount of $240,000 has been accrued as due and payable.

DIRECTOR COMPENSATION

We currently do not compensate our directors for acting as such. . We also reimburse our directors for reasonable expenses incurred in connection with their service as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of our executive officers or directors are parties to any employment contracts.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Nevada law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.

Limitation of Liability for Officers and Directors.

A director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director if he (i) is not liable under NRS 78.138; or (ii) acted in good faith and in a manner which he reasonably believed to be in or not opposed to our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to be believe his conduct was unlawful. If the NRS, or any other applicable law, is amended to authorize corporation action further eliminating or limiting the personal liability of directors, then the liability of a director shall be eliminated or limited to the fullest extent permitted by the NRS, or any other applicable law, as so amended. Any repeal or modification of this Section (a) by our stockholders shall not adversely affect any right or protection of our directors existing at the time of such repeal or modification.

Each person who has or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (herein a “proceeding”), by reason of the fact that he or she or a person of whom he or she is the legal representative is or was a director or officer or is or was serving at our request as a director, officer or employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action in an official capacity as a director, officer, employee or agent, shall be indemnified and held harmless by us to the fullest extent authorized by the NRS, or any other applicable law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits us to provide broader indemnification rights than said law permitted us to provide prior to such amendment), against all expenses, liability and loss (including attorneys’ fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in paragraph (2) of this section (b) with respect to proceedings seeking to enforce rights to indemnification, we shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by our Board of Directors. The right to indemnification conferred in this Section (b) shall be a contract right and shall include the right to be paid by us the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the NRS, or any other applicable law, requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director of officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding shall be made only upon delivery to us of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section (b) or otherwise.

If a claim under Paragraph (1) of this Section (b) is not paid in full by us within thirty days after a written claim has been received by us, the claimant, may at any time thereafter bring suit against us to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to such any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to us) that the claimant has not met the standard of conduct that makes it permissible under the NRS, or any other applicable law, for us to indemnify the claimant for the amount claimed, but the burden of providing such defense shall be on us. Neither our failure (including our Board of Directors, stockholders or independent legal counsel) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstance because he or she has met the applicable standard of conduct set forth in the NRS, or any other applicable law, nor an actual determination by us (including the Board of Directors, stockholders or independent legal counsel) that the claimant has not met such applicable standard of conduct shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section (b) shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of these Articles of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

We may maintain insurance, at its expense, to protect itself and any of our directors, officers, employees or agents or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not we would have the power to indemnify such person against such expense, liability or loss under the NRS, or any other applicable law.

We may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification, and rights to be paid by us the expenses incurred in defending any proceeding in advance of its final disposition, to any employee or agent of us to the fullest extent of the provisions of this Section (b) with respect to the indemnification and advancement of expenses of our directors and officers.

Any repeal or modification of this Section (b) by our stockholders shall not adversely affect any right or protection of our directors, officers, employees or agents existing at the time of such repeal or modification.

The By-Laws provide, among other things, that a director, officer, employee or agent of the corporation may be indemnified against expenses (including attorneys’ fees inclusive of any appeal), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such claim, action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best of our interests, and with respect to any criminal action or proceeding, he had no reasonable cause to believe that his conduct was unlawful.

The effect of these provisions may be to eliminate our rights and our stockholders (through stockholder derivative suits on behalf of us) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be provided for directors, officers, employees, agents or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 14, 2017 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 120,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of June 14, 2017.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Richard Hue	Common	55,500,000	(1)	46.25%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

James Liolios	Common	7,875,000	(1)	6.56%
1282A Cornwall Road	Preferred	-0-		0%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	500,000		0.004%
1282A Cornwall Road	Preferred	0		0%
Oakville, Ontario Canada L6J 7W5

All executive officers and	Common	63,875,000		53.23%
directors as a group (3 person)	Preferred	1,000,000		100%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. Figure takes into consideration the Stock Split of one for fifteen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) since the beginning of our last two fiscal years, or any currently proposed transaction, in which we were or were to be a participant and the amount involved which the amount exceeds the lesser of $120,000 or one percent of the average of our assets at year end for the last two completed fiscal years, and in which any related person had a direct or indirect material interest.

SHAREHOLDER LOAN

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2017	2016
Audit fees	$20,000	$7,650
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Form 8-K.

Exhibit Number	Description

3. 1

Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2

Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3

Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on May 9, 2017 .

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1

Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated March 8, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on March 3, 2017.

10.2

Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated December 6, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on March 3, 2017. .

10.3	Form of Share Purchase Warrant dated December 1, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on January 3, 2017.

10.3

Share Exchange Agreement between Gripevine Inc., MBE Holdings Inc. and the shareholders of MBE Holdings Inc. dated February 28, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on March 3, 2017.

21	List of Subsidiaries.

99.1	Audited financial statements of Baixo Relocation Services Inc. incorporated herewith as filed with the Securities and Exchange Commission to the Annual Report on Form 10-K on May 31, 2016.

99.2	Unaudited pro forma combined financial statements of MBE Holdings Inc. and Gripevine Inc. incorporated herewith

99.3	Audited financial statements of MBE Holdings Inc. for fiscal years ended December 31, 2015 and December 31, 2014 and nine month period ended September 30, 2016.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

____________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIPEVINE INC.

Date: June 14, 2017	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer and
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2017	By:	/s/ Richard Hue
Director, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer, Secretary and Treasurer

Each person whose signature appears below appoints Richard Hue as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Gripevine Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief Financial Officer	June 14, 2017
Richard Hue

/s/ James Liolios	Director	June 14, 2017
James Liolios

/s/ Mark Vange	Director	June 14, 2017
Mark Vange

