Form 10-Q
period 2017-05-31
Gripevine Inc.
filed 2017-07-17
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-1921663

GRIPEVINE INC. (Formerly Baixo Relocation Services, Inc.)
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2511643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1282A Cornwall Road Oakville, Ontario Canada	L6J 7W51
(Address of principal executive offices)	(Zip Code)

(416) 230-8805

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2017
Common Stock, $0.001	120,000,000

GRIPEVINE INC. (FORMERLY BAIXO RELOCATION SERVICES, INC.)

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

2

Forward-looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Gripevine, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

3

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements

Gripevine, Inc.

For The Quarterly Period Ended May 31, 2017

4

Gripevine, Inc. Condensed Combined Financial Statements For The Quarterly Period Ended May 31, 2017

Gripevine, Inc. CONDENSED COMBINED BALANCE SHEETS AS AT MAY 31, 2017 AND FEBRUARY 28, 2017 (UNAUDITED) (Expressed in US dollars)

	As At May 31, 2017	As At February 28, 2017
	$	$
CURRENT ASSETS
Cash	56,069	32,678
Prepaid and other receivables	17,574	20,281
Total current assets	73,643	52,959

Equipment [Note 5]	39,091	41,655
TOTAL ASSETS	112,734	94,614

CURRENT LIABILITIES
Accounts payable	26,329	22,325
Accrued liabilities	93,663	78,827
Loans payable [Note 6]	2,109,723	1,822,953
Due to related parties [Note 6]	166,975	178,906
Due to a shareholder [Note 6]	592,297	568,547
TOTAL LIABILITIES	2,988,987	2,671,558

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at May 31, 2017 and February 28, 2017 [Note 7]	1,000	1,000
Common stock, $0.0001 par value, 300,000,000 authorized, 120,000,000 shares issued and outstanding as at May 31, 2017 and February 28, 2017 [Note 7]	120,000	120,000
Common stock to be issued [Note 7]	5,249	5,249
Additional paid-in-capital	43,698,125	43,698,125
Accumulated other comprehensive income	281,946	233,651
Accumulated deficit	(46,982,573)	(46,634,969)
Total stockholders' deficiency	(2,876,253)	(2,576,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	112,734	94,614

Commitments [Note 9]

Subsequent events [Note 10]

See accompanying notes to unaudited condensed combined financial statements

Gripevine, Inc. CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016 (UNAUDITED) (Expressed in US dollars)

	For The Three Months Ended May 31, 2017	For The Three Months Ended May 31, 2016
	$	$

REVENUE	—	—

EXPENSES
Stock based compensation [Note 7]	—	9,673,603
Research and development expenses [Note 8]	250,952	189,566
General and administrative expenses	96,652	67,728
TOTAL OPERATING EXPENSES	347,604	9,930,897

Income taxes	—	—
NET LOSS	347,604	9,930,897

Translation adjustment	48,295	24,417

COMPREHENSIVE LOSS	395,899	9,955,314

LOSS PER SHARE, BASIC AND DILUTED	0.003	0.083

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	120,000,000	120,000,000

See accompanying notes to unaudited condensed combined financial statements

Gripevine, Inc. CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016 (UNAUDITED) (Expressed in US dollars)

	For The Three Months Ended May 31, 2017	For The Three Months Ended May 31, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(347,604)	(9,930,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	9,673,603
Depreciation	5,914	2,672

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	2,500	(1,911)
Accounts payable	4,335	554
Accrued liabilities	16,331	—
Net cash used in operating activities	(318,524)	(255,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,123)	(8,816)
Net cash used in investing activities	(4,123)	(8,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	321,004	307,603
Due to related parties	(13,876)	(81,993)
Due to a shareholder	34,398	39,548
Net cash provided by financing activities	341,526	265,158

Effect of foreign currency translation	4,512	208

Net increase in cash during the period	18,879	363

Cash, beginning of period	32,678	23,926
Cash, end of period	56,069	24,497

See accompanying notes to unaudited condensed combined financial statements

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

1. NATURE OF OPERATIONS

Gripevine, Inc. (formerly Baixo Relocation Services, Inc. (the "Company") was incorporated in the state of Nevada on January 7, 2014. The Company operated as a relocation service provider for clients moving to the State of Goa, India and ceased this business and engaged in developing and building an online resolution platform after the Share Exchange Agreement as explained in the subsequent paragraphs. The Company's fiscal year-end is February end.

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

Consequently, common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the financial statements of the ultimate parent. Resultantly, the financial position and the results of operations of Gripevine and MBE are combined together as if they were operating as one entity from the beginning.

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended May 31, 2017, are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

2. BASIS OF PRESENTATION AND COMBINATION (continued)

As explained above in Note 1 to the unaudited condensed combined financial statements, as a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (ASC 805-50, Business Combinations – Common control transactions). Consequently, the combined financial statements have been prepared as if the Company and MBE were a single organisation by the aggregation of their financial statements from the beginning of the previous period and the elimination of transactions and balances between them.

3. GOING CONCERN

The unaudited condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at May 31, 2017 and February 28, 2017 had a working capital deficiency of $2,915,344 and $2,618,599, respectively and an accumulated deficit of $46,982,573 and $46,634,969 respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the combined financial statements. The combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at May 31, 2017 and 2016.

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

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Recently Issued Accounting Pronouncements

On January 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited condensed financial position and/or results of operations.

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

5. EQUIPMENT

	As at May 31,	As at February 28
	2017	2017
	$	$
Furniture	33,115	31,889
Computer equipment	26,697	24,864
Total cost	59,812	56,753
Less: Accumulated depreciation	(20,721)	(15,098)
	39,091	41,655

6. LOANS PAYABLE/DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand.

Due to related parties and due to a shareholder

The balances due to related parties and a shareholder are mainly in connection with the consulting services and financing provided for the development of an online complaint resolution platform as explained in Note 1 to the condensed combined financial statements. These balances are interest free, unsecured and are repayable on demand.

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

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

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

As at May 31, 2017 and February 28, 2017, the Company has 120,000,000 outstanding common stock (comprising of 75,000,000 restricted stock and 45,000,000 unrestricted stock).

In addition, as at May 31, 2017 and February 28, 2017, 5,248,626 shares of restricted common stock are to be issued pursuant to Share Exchange Agreement.

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

The fair value of these 1,000,000 preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i-e conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock based compensation in the condensed combined statements of operations during the previous year ended February 28, 2017. The charge relating to three months ended May 31, 2016 amounts to $9,673,603. There was no such charge for the three months ended May 31, 2017.

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants were measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price of $0.12 per share;

•	Exercise price of $0.4 per share;

•	Volatility at 265.20%;

•	Risk free interest rate of 1.45%;

•	Expected life of 3 years; and

•	Expected dividend rate of 0%

At grant date the fair value of these warrants was determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the year (fourth quarter) ended February 28, 2017.

As at May 31, 2017 and February 28, 2017, there were 18,275,000 warrants were outstanding, fully vested and with a remaining contractual life term of 2.50 and 2.75 years, respectively.

Gripevine, Inc. Notes to Condensed Combined Financial Statements For The Three Months Ended May 31, 2017 (Expressed in US dollars)

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business.

Other than disclosed elsewhere in the unaudited condensed combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the three months ended May 31, 2017 and 2016 include consulting charges from shareholders and related parties of $56,998 and $81,694 respectively.

9. COMMITMENTS

On March 8, 2016, the Company entered into an operating lease contract for its office premises in Oakville, Ontario for a three year and eight months term commenced from May 1, 2016. The monthly lease payment is between $3,350 to $4,890 plus applicable taxes.

On December 6, 2016, the Company entered into a second operating lease contract for its additional office premises in Oakville, Ontario for a three year term commenced from January 1, 2017. The monthly lease payment is between $2,500 to $3,800 plus applicable taxes.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 17, 2017, the date these unaudited condensed combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim combined financial statements for the three months ended May 31, 2017 and 2016, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

As explained in the foregoing paragraph, on February 28, 2017, the Company and MBE and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of approximately 5,248,626 shares of its common stock, par value $0.001, in exchange for 100% of equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of Gripevine.

Changes in Control of Registrant

Dated May 31, 2016 and effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. Therefore, there was a change in control

Submission of Matters to a Vote of Security Holders

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

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE our wholly-owned subsidiary. As of the date of this Quarterly Report, the transfer agent has not yet issued the shares in certificate form. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which we would acquire all the technology and assets and assume all liabilities of MBE. This resulted in a change in overall business operations of the Company bringing potential value to our shareholders.

MBE provided to us the reviewed balance sheet and statements of operation, stockholders’ equity and cash flows as of and for the quarter ended September 30, 2016 and had certain assets and liabilities reflected on the balance sheet as follows: (i) current assets of $33,317 consisting of $28,301 in cash and $5,016 in prepaid and other receivables; (ii) long term assets of $21,648 consisting of equipment; (iii) current liabilities of $2,473,352 consisting of $13,720 in accrued liabilities, $1,949,118 due to related parties and $510,514 due to shareholder. In accordance with the terms and provisions of the Share Exchange Agreement, we agreed to assume such liabilities.

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

RESULTS OF OPERATIONS

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three month period ended May 31, 2017 and May 31, 2016, and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three Month Period Ended May 31, 2017 Compared to Three Month Period Ended May 31, 2016

Revenue. We did not generate any revenue during the three month periods ended May 31, 2017 or May 31, 2016.

Operating expenses: During the three month period ended March 31, 2017, we incurred operating expenses in the amount of $347,604 compared to operating expenses incurred during the three month period ended May 31, 2016 of $9,930,897 (a decrease of $9,583,293). Operating expenses include: (i) general and administrative of $96,652 (2016: $67,728); and (ii) research and development expenses of $250,952 (2016: $189,566). General and administrative expenses increased by $28,924 mainly due to office rent for the additional office space and professional fees for increased scope of work. Research and development expenses increased by $61,386 based on engagement of new consultants for increased scale and scope of work. Stock based compensation of $9,7673,603 represents issuance of 1,000,000 preference share recorded in the previous year ended February 28, 2017.

Translation Adjustment. During the three month period ended May 31, 2017, we incurred a translation adjustment of $48,295 compared to $24,417 incurred during the three month period ended May 31, 2016 representing change in foreign exchange rate as a result of translating transaction and balances of Canadian based subsidiary.

Comprehensive income (loss). Thus, this resulted in comprehensive loss of ($395,899) or ($0.003) per share for the three month period ended May 31, 2017 compared to a comprehensive loss of ($9,955,314) or ($0.083) per share for the three month period ended May 31, 2016. The weighted average number of shares outstanding was 120,000,000 for both three month periods ended May 31, 2017 and May 31, 2016, respectively, taking into effect the Stock Split.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2017

As at the three month period ended May 31, 2017, our current assets were $73,643 and our current liabilities were $2,988,987, which resulted in a working capital deficit of $2,915,344. As of the three month period ended May 31, 2017, current assets were comprised of: (i) $56,069 in cash; and (ii) $17,574 in prepaid and other receivables. As at the three month period ended May 31, 2017, current liabilities were comprised of: (i) $26,329 in accounts payable; (ii) $93,663 in accrued liabilities; (iii) $2,109,723 in loans payable; (iv) $166,975 due to related parties; and (v) $592,297 due to shareholder.

As of the three month period ended May 31, 2017, our total assets were $112,734 comprised of: (i) current assets of $73,643; and (ii) equipment, net of depreciation of $39,091. The increase in total assets during the three month period ended May 31, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in cash of $23,391.

As of the three month period ended May 31, 2017, our total liabilities were $2,988,987 comprised of current liabilities. The increase of $317,429 in total liabilities during the three month period ended May 31, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in loans payable of $286,770, accrued liabilities of $14,836, accounts payable of $4,004, and amounts due to a shareholder of $23,750 offset by decrease in due to related parties of $11,931.

Stockholders’ deficit increased from ($2,576,944) for fiscal year ended February 28, 2017 to ($2,876,253) for the three month period ended May 31, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three month period ended May 31, 2017, net cash flows used in operating activities was ($318,524) compared to ($255,979) for the three month period ended May 31, 2016. Net cash flows provided by operating activities consisted primarily of net loss of ($347,604) (2016: $9,930,897), which was adjusted by non-cash transactions of $5,914 (2016: $2,672) in depreciation and stock based compensation of $nil (2016: $9,673,603). Net cash flows provided by operating activities was further changed by: (i) an increase of $2,500 (2016: ($1,911)) in prepaid expenses and other receivables; (ii) an increase of $4,335 (2016: $554) in accounts payable; and (iii) an increase of $16,331 (2016: $nil) in accrued liabilities.

Cash Flows from Investing Activities

We used cash of $4,123 in investing activities during the three month period ended May 31, 2017 which consisted of purchase of equipment. We used cash of $8,816 in investing activities during the three month period ended May 31, 2016 in purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three month period ended May 31, 2017 was $341,526, which consisted of $321,004 in loans payable, offset by ($13,876) due to related parties and $34,398 due to a shareholder. During the three month period ended May 31, 2016, cash flows provided by financing activities was $265,158, which consisted of $307,603 in loans payable and $39,548 due to a shareholder, which was offset by ($81,993) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three month period ended May 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at May 31, 2017, we had an accumulated deficit of $46,982,573 and we will require additional financing in order to enable us to proceed with our plan of operations. When we will require additional financing, there can be no assurance that additional financing will be available to us, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of May 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SERIES A PREFERRED STOCK

On April 20, 2017, the Board of Directors authorized issuance of the 1,000,000 shares of Series A Preferred Stock to its sole executive officer and member of the Board of Directors, Richard Hue, based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Mr. Hue and his continuous dedication and loyalty to us, including undertaking of the development of the Gripevine technology.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GRIPEVINE INC.

Date: July 17, 2017	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director

