Form 10-Q
period 2017-08-31
Gripevine Inc.
filed 2017-10-13
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

(855) 474-7384

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 13, 2017
Common Stock, $0.001	124,720,532

GRIPEVINE INC. (FORMERLY BAIXO RELOCATION SERVICES, INC.)

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2017

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements

Gripevine, Inc.

For The Quarterly Period Ended August 31, 2017

4

Gripevine, Inc.

Interim Condensed Combined Financial Statements

For The Quarterly Period Ended August 31, 2017 (Unaudited)

Gripevine, Inc.

INTERIM CONDENSED COMBINED BALANCE SHEETS

AS AT AUGUST 31, 2017 (UNAUDITED) AND FEBRUARY 28, 2017 (AUDITED)

(Expressed in US dollars)

	As at August 31, 2017	As at February 28, 2017
	$	$
CURRENT ASSETS
Cash	153,657	32,678
Prepaid and other receivables	12,840	20,281
Total current assets	166,497	52,959

Equipment [Note 5]	41,293	41,655
TOTAL ASSETS	207,790	94,614

CURRENT LIABILITIES
Accounts payable	33,371	22,325
Accrued liabilities	31,804	78,827
Loans payable [Note 6]	2,185,217	1,822,953
Due to related parties [Note 6]	179,815	178,906
Due to a shareholder [Note 6]	668,170	568,547
TOTAL LIABILITIES	3,098,377	2,671,558

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at August 31, 2017 and February 28, 2017 [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 120,000,000 shares issued and outstanding as at August 31, 2017 and February 28, 2017 [Note 7]	120,000	120,000
Common stock to be issued [Note 7]	6,694	5,249
Additional paid-in-capital	44,791,629	43,698,125
Accumulated other comprehensive income	49,667	233,651
Accumulated deficit	(47,859,577)	(46,634,969)
Total stockholders' deficiency	(2,890,587)	(2,576,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	207,790	94,614

Commitments [Note 9]

Subsequent events [Note 10]

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc.

INTERIM CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016 (UNAUDITED)

(Expressed in US dollars)

	For the Three Months Ended August 31, 2017	For the Three Months Ended August 31, 2016	For the Six Months Ended August 31, 2017	For the Six Months Ended August 31, 2016
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
Stock based compensation [Note 7]	588,970	9,673,604	588,970	19,347,207
Research and development expenses [Note 8]	202,130	270,586	453,082	460,152
General and administrative expenses	85,903	144,700	182,556	212,428
TOTAL OPERATING EXPENSES	877,003	10,088,890	1,224,608	20,019,787

Income taxes	—	—	—	—
NET LOSS	877,003	10,088,890	1,224,608	20,019,787

Translation adjustment	(232,279)	(21,478)	(183,984)	2,939

COMPREHENSIVE LOSS	644,724	10,067,412	1,040,624	20,022,726

LOSS PER SHARE, BASIC AND DILUTED	0.007	0.084	0.010	0.167

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	120,000,000	120,000,000	120,000,000	120,000,000

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc.

INTERIM CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2017 AND 2016 (UNAUDITED)

(Expressed in US dollars)

	For the Six Months Ended August 31, 2017	For the Six Months Ended August 31, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,224,608)	(20,019,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	588,970	19,347,207
Depreciation	11,917	5,346

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	7,926	(15,805)
Accounts payable	9,345	1,500
Accrued liabilities	(49,048)	(3,852)
Net cash used in operating activities	(655,498)	(685,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,318)	(14,589)
Net cash used in investing activities	(9,318)	(14,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	505,980	—
Loans payable	240,219	602,972
Due to related parties	(8,818)	(70,480)
Due to a shareholder	64,099	154,308
Net cash provided by financing activities	801,480	686,800

Net increase (decrease) in cash during the period/year	136,664	(13,180)

Effect of foreign currency translation	(15,685)	134

Cash, beginning of period/year	32,678	23,926
Cash, end of period/year	153,657	10,880

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended August 31, 2017, are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

3. GOING CONCERN

The unaudited condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at August 31, 2017 and February 28, 2017 had a working capital deficiency of $2,931,880 and $2,618,599, respectively and an accumulated deficit of $47,859,577 and $46,634,969 respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the combined financial statements. The combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at August 31, 2017 and 2016.

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

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services

Recently Issued Accounting Pronouncements

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

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

5. EQUIPMENT

	As at August 31,	As at February 28,
	2017	2017
	$	$
Furniture	39,265	31,889
Computer equipment	30,498	24,864
Total cost	69,763	56,753
Less: Accumulated depreciation	(28,470)	(15,098)
	41,293	41,655

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

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

During June and August 2017, the Company sold 1,445,657 shares of common stock to nine investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $505,980.

As at August 31, 2017 and February 28, 2017, the Company has 120,000,000 outstanding common stock (comprising of 75,000,000 restricted stock and 45,000,000 unrestricted stock).

In addition, as at August 31, 2017, 6,694,283 shares of restricted common stock are to be issued, comprising of 5,248,626 shares pursuant to the Share Exchange Agreement and 1,445,657 shares in connection with private placement. Subsequent to the quarter ended August 31, 2017, 4,720,532 shares of these common stock have been issued.

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

The fair value of these 1,000,000 preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i-e conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the previous year ended February 28, 2017. The charge relating to three and six months ended August 31, 2016 amounts to $9,673,604 and $19,347,207.

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

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

As at August 31, 2017 and February 28, 2017, there were 18,275,000 warrants were outstanding, fully vested and with a remaining contractual life term of 2.25 and 2.75 years, respectively.

Stock Based Options

On August 16, 2017, the Company approved Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options and issued 5,486,500 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

•	Forfeiture rate of 0%
•	Exercise price of $0.20 per share;
•	Volatility at 291%;
•	Risk free interest rate of 1.49%;
•	Expected life of 5 years; and
•	Expected dividend rate of 0%
•	Fair value of options of $0.20

50% of the grants will vest immediately and 50% will vest one year from grant date.

Gripevine, Inc.

Notes to Interim Condensed Combined Financial Statements

For The Six Months Ended August 31, 2017

(Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

These grants will expire on the fifth anniversary of the grant date. The risk-free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The volatility was determined based on companies’ historical volatilities. The expected forfeiture (attrition) rates were based on the position of the consultants receiving the options. The dividend yield was based on an expected future dividend rate for the period at the time of grant.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	5,486,500	0.200
Excercised	—	0.200
Outstanding as of August 31, 2017	5,486,500	0.200

The fair value of options at the issuance date were determined at $1,087,917 out of which $588,970 were expensed during the quarter ended August 31, 2017 based on vesting period and were included in stock based compensation with corresponding credit to additional paid-in-capital.

As at August 31, 2017 there were 5,486,500 stock options outstanding, 2,743,250 vested and with a remaining contractual life term of 4.96 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the unaudited condensed combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the three and six months ended August 31, 2017 include consulting charges from shareholders and related parties of $128,095 and $59,740, respectively (2016: $87,657 and $169,068 respectively).

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

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to October 13, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During September 2017, the Company sold 285,714 shares of common stock to one investor through a private placement at a price of $0.35 per common stock and received gross proceeds of $100,000.

During October 2017, the Company issued 4,720,532 shares of common stock as explained in Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim combined financial statements for the three and six months ended August 31, 2017 and 2016, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

SHARE EXCHANGE AGREEMENT

Effective February 28, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 28, 2017. The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of MBE authorized and approved the Share Exchange Agreement. In accordance with the Delaware Business Corporation Act, “a majority of the total issued and outstanding shares is required to approve an arrangement, which is defined as "a reconstruction under which a company transfer or sell or proposes to transfer or to sell to another company the whole or a substantial part of its undertaking for a consideration consisting in whole or in part of shares of securities of the other company ..." Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which we would acquire all the technology and assets and assume all liabilities of MBE. This resulted in a change in overall business operations of the Company bringing potential value to our shareholders.

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE our wholly-owned subsidiary. As of the date of this Quarterly Report, an aggregate _4,715,582 shares of our restricted common stock have been issued to the shareholders of MBE. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Exchange Agreement”.

MBE is currently our wholly-owned subsidiary pursuant to the terms and provisions of the Share Exchange Agreement. MBE Holdings Inc. (“MBE”) was incorporated as a limited liability company on April 13, 2010 and subsequently converted into a corporation on August 3, 2012 under the laws of the State of Delaware. MBE is engaged in research and development activities to offer an online complaint resolution platform for consumers and business, including ratings, reviews and polling’s. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

Since consummation of the Share Exchange Agreement resulting in MBE being our wholly-owned subsidiary, we have been involved in the ongoing development and marketing of “Gripevine”, which is a social customer experience platform for social customer service and consumer reviews. “Gripevine” includes a proprietary process to assist companies in resolving customer service complaints (the “Gripevine Proprietary Process” or “Gripevine”). The Gripevine Proprietary Process helps consumers achieve resolutions while enabling businesses to improve consumer loyalty. Our platform includes the handling of ratings, reviews, complaint resolution statuses while offering data collection features such as scoring, polling, comments, voting, and credibility points – all with the aim of creating a home for connections, resolution, business improvement, and loyalty enhancement. Consumers with legitimate customer service complaints can post it (“plant a gripe”) and connect with companies who in turn can interact with their customers on a level playing field to find an amicable resolution.

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

RESULTS OF OPERATIONS

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three and six month period ended August 31, 2017 and August 31, 2016, and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017.

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

Three Month Period Ended August 31, 2017 Compared to Three Month Period Ended August 31, 2016

Revenue. We did not generate any revenue during the three month periods ended August 31, 2017 or August 31, 2016.

Operating expenses. During the three month period ended August 31, 2017, we incurred operating expenses in the amount of $877,003 compared to operating expenses incurred during the three month period ended August 31, 2016 of $10,088,890 (a decrease of $9,211,887). Operating expenses include: (i) general and administrative of $85,903 (2016: $144,700); (ii) research and development expenses of $202,130 (2016: $270,586); and (iii) stock based compensation of $588,970 (2016: $9,673,604). General and administrative expenses decreased by $58,797 mainly due to a decrease in professional fees. Research and development expenses decreased by $68,456 based on streamlining the services of existing consultants relating to our increased scale and scope of work. Stock based compensation also decreased by $9,084,634 relating to: (i) the fair value of $38,694,414 for which a charge for the three months ended August 31, 2016 was $9,673,604 pertaining to the issuance of 1,000,000 shares of Series A preferred stock to Richard Hue, our President/Chief Executive Officer; and (ii) the valuation of the grant of 5,486,500 stock options resulting in $588,970 expensed during the three month period ended August 31, 2017.

Net Loss. Thus, during the three month period ended August 31, 2017, this resulted in a net loss of ($877,003) compared to a net loss of ($10,088,890) for the three month period ended August 31, 2016.

Translation Adjustment. During the three month period ended August 31, 2017, we incurred a translation adjustment of ($232,279) compared to ($21,478) incurred during the three month period ended August 31, 2016 representing change in the foreign exchange rate as a result of translating transaction and balances of Canadian based subsidiary.

Comprehensive income (loss). Thus, this resulted in comprehensive loss of ($644,724) or ($0.007) per share for the three month period ended August 31, 2017 compared to a comprehensive loss of ($10,067,412) or ($0.084) per share for the three month period ended August 31, 2016. The weighted average number of shares outstanding was 120,000,000 for both three month periods ended August 31, 2017 and August 31, 2016, respectively.

Six Month Period Ended August 31, 2017 Compared to Six Month Period Ended August 31, 2016

Revenue. We did not generate any revenue during the six month periods ended August 31, 2017 or August 31, 2016.

Operating expenses. During the six month period ended August 31, 2017, we incurred operating expenses in the amount of $1,224,608 compared to operating expenses incurred during the six month period ended August 31, 2016 of $20,019,787 (a decrease of $18,795,179). Operating expenses include: (i) general and administrative of $182,556 (2016: $212,428); (ii) research and development expenses of $453,082 (2016: $460,152); and (iii) stock based compensation of $588,970 (2016: $19,347,207). General and administrative expenses decreased by $29,872 mainly due to a decrease in professional fees. Research and development expenses decreased by $7,070 based on streamlining the services of existing consultants relating to our increased scale and scope of work. Stock based compensation also decreased by $18,758,237 relating to: (i) the fair value of $38,694,414 for which a charge for the six months ended August 31, 2016 was $19,347,207 pertaining to the issuance of 1,000,000 shares of Series A preferred stock to Richard Hue, our President/Chief Executive Officer; and (ii) the valuation of the grant of 5,486,500 stock options resulting in $588,970 expensed during the six month period ended August 31, 2017.

Net Loss. Thus, during the six month period ended August 31, 2017, this resulted in a net loss of ($1,224,608) compared to a net loss of ($20,019,787) for the six month period ended August 31, 2016.

Translation Adjustment. During the six month period ended August 31, 2017, we incurred a translation adjustment of ($183,984) compared to $2,939 incurred during the six month period ended August 31, 2016 representing change in the foreign exchange rate as a result of translating transaction and balances of Canadian based subsidiary.

Comprehensive loss. Thus, this resulted in comprehensive loss of $1,040,624 or $0.010 per share for the six month period ended August 31, 2017 compared to a comprehensive loss of $20,022,726 or $0.167 per share for the six month period ended August 31, 2016. The weighted average number of shares outstanding was 120,000,000 for both six month periods ended August 31, 2017 and August 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2017

As at the six month period ended August 31, 2017, our current assets were $166,497 and our current liabilities were $3,098,377, which resulted in a working capital deficit of $2,931,880. As of the six month period ended August 31, 2017, current assets were comprised of: (i) $153,657 in cash; and (ii) $12,840 in prepaid and other receivables. As at the six month period ended August 31, 2017, current liabilities were comprised of: (i) $33,371 in accounts payable; (ii) $31,804 in accrued liabilities; (iii) $2,185,217 in loans payable; (iv) $179,815 due to related parties; and (v) $668,170 due to shareholder.

As of the six month period ended August 31, 2017, our total assets were $207,790 comprised of: (i) current assets of $166,497; and (ii) equipment, net of depreciation of $41,293. The increase in total assets during the six month period ended August 31, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in cash of $120,979.

As of the six month period ended August 31, 2017, our total liabilities were $3,098,377 comprised of current liabilities. The increase of $426,819 in total liabilities during the six month period ended August 31, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in loans payable of $362,264, accounts payable of $11,046, and amounts due to a shareholder of $99,623 offset by a decrease in accrued liabilities of $47,023.

Stockholders’ deficit increased from ($2,576,944) for fiscal year ended February 28, 2017 to ($2,890,587) for the six month period ended August 31, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six month period ended August 31, 2017, net cash flows used in operating activities was ($655,498) compared to ($685,391) for the six month period ended August 31, 2016. Net cash flows provided by operating activities consisted primarily of net loss of ($1,224,608) (2016: $20,019,787), which was adjusted by stock based compensation of $588,970 (2016: $19,347,207) and depreciation of $11,917 (2016: $5,346). Net cash flows provided by operating activities was further changed by: (i) an increase of $7,926 (2016: ($15,805)) in prepaid expenses and other receivables; (ii) an increase of $9,345 (2016: $1,500) in accounts payable; and (iii) a decrease of ($49,048) (2016: ($3,852)) in accrued liabilities.

Cash Flows from Investing Activities

For the six month period ended August 31, 2017, we used cash of $9,318 (2016: $14,589) in investing activities, which consisted of purchase of equipment.

Cash Flows From Financing Activities

Net cash flows provided from financing activities during the six month period ended August 31, 2017 was $801,480, which consisted of: (i) $505,980 in proceeds from issuance of shares; (ii) $240,219 in loans payable; and (iii) $64,099 due to a shareholder, which was offset by ($8,818) due to a related party. During the six month period ended August 31, 2016, cash flows provided by financing activities was $686,800, which consisted of $602,972 in loans payable and $154,308 due to a shareholder, which was offset by ($70,480) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six month period ended August 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at August 31, 2017, we had an accumulated deficit of $47,859,577 and we will require additional financing in order to enable us to proceed with our plan of operations. When we will require additional financing, there can be no assurance that additional financing will be available to us, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of August 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE EXCHANGE AGREEMENT

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE our wholly-owned subsidiary. As of the date of this Quarterly Report, an aggregate 4,715,582 shares of our restricted common stock have been issued to the shareholders of MBE.

PRIVATE PLACEMENT

During the three month period ended August 31, 2017 and to current date, we have engaged in a private offering of our shares of restricted common stock under Regulation S of the Securities Exchange Act of 1934, as amended. As of the date of this Quarterly Report, we have sold an aggregate 1,445,657 shares of our common stock to nine non-U.S. investors at a price of $0.35 per share of common stock. As of the date of this Quarterly Report, we have received gross proceeds of $505,980. Our Board of Directors has approved the issuance of the 1,445,657 shares of common stock to the investors, however, the shares have not been issued by our registered agent and, therefore, not included in the total issued and outstanding shares report in this Report. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

SHARE PURCHASE WARRANTS

On January 13, 2017, the Board of Directors authorized the execution of those certain share purchase warrant nos. 1 through 27 dated effective December 1, 2016 (collectively, the “Share Purchase Warrants”) with certain of our shareholders. The terms and provisions of the Share Purchase Warrants provide for the issuance of an aggregate 13,162,500 warrants (the “Warrants”). The Warrants are exercisable into 13,162,500 shares of our restricted common stock for a period of three years commencing December 1, 2016 and expiring December 1, 2019 at an exercise price of $0.40 per share.

As of the date of this Quarterly Report, there are an aggregate of 124,720,532 shares of common stock issued and outstanding. Thus, the issuance of the Share Purchase Warrants represents approximately 10.55% of the total issued and outstanding shares.

BENEFICIAL OWNERSHIP TABLE

The following tables set forth information as of October 14, 2017 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 124,720,532 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of October 14, 2017.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED (1)		OWNED
Officers and Directors

Richard Hue	Common	57,500,000	(2)	45.74%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

James Liolios	Common	8,125,000	(3)	6.50%
1282A Cornwall Road	Preferred	-0-		0%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	600,000	(4)	0.048%
1282A Cornwall Road	Preferred	0		0%
Oakville, Ontario Canada L6J 7W5

All executive officers and	Common	66,225,000	(5)	52.53%
directors as a group (3 person)	Preferred	1,000,000		100%

5% or Greater Shareholders

1322975 Alberta Ltd.	Common	7,500,000	(6)	6.01%
10033 – 80 Avenue Edmonton, Alberta Canada T6E 1T4

__________________

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

11

(2)

Mr. Hue holds of record: (i) 56,500,000 shares of common stock; (ii) 1,000,000 Stock Options which can be exercised into 1,000,000 shares of common stock at a per share exercise price of $0.20; and (iii) 1,000,000 shares of Series A preferred stock, which if converted in accordance with the conversion terms of one share of Series A Preferred Stock for 100 shares of common stock, would result in the issuance of 100,000,000 shares of common stock.

(3)	Mr. Liolios holds of record: (i) 7,875,000 shares of common stock; and (ii) 250,000 Stock Options which can be exercised into 250,000 shares of common stock at a per share exercise price of $0.20.

(4)	Mr. Vange holds of record: (i) 500,000 shares of common stock; and (ii) 100,000 Stock Options which can be exercised into 100,000 shares of common stock at a per share exercise price of $0.20.

(5)

The figure of 66,250,000 consists of: (i) 64,875,000 shares of common stock; and (ii) 1,350,000 stock options, which are exercisable into 1,350,000 shares of common stock at a per share price of $0.20.

(6)	The sole officer and director of 1322975 Alberta Ltd. is M. Robert Mackinnon who has sole dispositive power regarding voting and disposition of the shares of common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

GRIPEVINE INC. 2017 FLEXIBLE STOCK PLAN

On August 16, 2017, our Board of Directors adopted approved and adopted the Gripevine Inc. 2017 Flexible Stock Plan (the “2017 SOP”). The 2017 SOP is intended to attract, motivate, and retain our employees, consultants who provide significant services and members of our Board of Directors who are not employees. The 2017 SOP is designed to further our growth and financial success by aligning the interests of the participants, through the ownership of stock and through other incentives, with the interests of our stockholders.

Benefits under the 2017 SOP. As defined under the 2017 SOP, the Board of Directors may grant any one or a combination of stock options (within meaning of the Code), non-qualified stock options, restricted stock as well as performance awards (collectively, “Awards”).

Administration of the 2017 SOP. The 2017 SOP will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a committee to be appointed by the Board (the “Committee”). Subject to certain limitations in the SOP, the Board establishes the terms and conditions of awards granted under the 2017 SOP, interprets the 2017 SOP and all awards under the 2017 SOP, and administers the 2017 SOP.

Eligible Participants under the 2017 SOP. Except for incentive stock options which may only be granted to employees of the Company, Awards under the 2017 SOP may be granted to employees, directors, and consultants (as such terms are defined in the 2017 SOP) who are designated by the Board of Directors.

Shares Available under the 2017 SOP. The aggregate number of shares of common stock that may be issued or transferred to grantees under the 2017 SOP shall not exceed 50,000,000 shares. If there is a stock split, stock dividend or other relevant change affecting our shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding Awards made before such event. If shares under an Award are not issued or transferred, those shares would again be available for inclusion in future Award grants.

Awards Under the 2017 SOP. The Board of Directors may grant options qualifying as incentive stock options under the Code and nonqualified stock options. The term of an option shall be fixed by the Board of Directors.

Restricted Stock. The Board may also award shares of restricted stock. The shares will be issued as restricted stock within the meaning of Rule 144 of the Securities Act of 1933, as amended. Such grant would set forth the terms and conditions of the award, including the imposition of a vesting schedule during which the grantee must remain in our employ in order to retain the shares under grant. However, the Board may provide complete or partial exceptions to this requirement as it deems equitable. Unless an Award specifically provides otherwise, any shares not otherwise vested shall vest upon the death, disability, termination, removal or resignation of the grantee for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2017 SOP). The grantee cannot dispose of the shares prior to the expiration of forfeiture restrictions set forth in the grant. During this period, however, the grantee would be entitled to vote the shares and, at the discretion of the Board, receive dividends. Each certificate would bear a legend giving notice of the restrictions in the grant.

Performance Awards. The Board of Directors may grant performance shares in consideration of services performed or to be performed, under which payment may be made in shares of the common stock, a combination of shares and cash, or cash if our performance or our subsidiary or affiliate selected by the Board meets certain goals established by the Board during an award period. The Board of Directors would determine the goals, the length of an award period and the minimum performance required before a payment would be made.

Other Stock or Performance-Based Awards. The Board of Directors also may grant shares of common stock or performance based Awards on the terms and conditions it determines in its discretion, as well as other rights not an Award otherwise described in the 2017 SOP but is denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock or cash as are deemed by the Board to be consistent with the purposes of the 2017 SOP. Such other stock or performance-based Awards may be in addition to, or in lieu of, cash or other compensation due the grantee.

There are no other annuity, pension or retirement benefits or stock options proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any existing plan provided or contributed to by us or any of our subsidiaries, if any.

Grant of Options

On August 16, 2017, the Board of Directors authorized the grant of an aggregate 5,486,500 stock options to our officers, directors and consultants (collectively, the “Optionees”). We entered into those certain stock option plan agreements with the Optionees (the “Stock Option Plan Agreeements”). In accordance with the terms and provisions of the Stock Option Plan Agreements, generally one-half of the stock options will vest as at date of execution (the “Effective Date”) of the respective Stock Option Plan Agreements (the “Initial Vesting”) and the remaining and one-half of the Stock Options shall vest one year from the Effective Date (the “2018 Vesting Date”). The Stock Option Plan Agreements further provide that in the event the Optionee’s position with us terminates (the “Early Termination Date”) after the Initial Vesting but before the 2018 Vesting Date, the remaining unvested Stock Options shall be deemed immediately forfeited as of the Early Termination Date and if the Optionee’s position with us terminates after the 2018 Vesting Date for any reason (the “Latter Termination Date”), all vested Stock Options granted to the Optionee which have not been exercised shall terminate within 48 hours after the Latter Termination Date, and shall be exercisable during such 48 hour period only to the extent they were exercisable on the Latter Termination Date. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Beneficial Ownership Chart”.

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

GRIPEVINE INC.

Date: October 13, 2017	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director

