Form 10-Q
period 2017-11-30
Gripevine Inc.
filed 2018-01-16
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2017

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 333-196663

GRIPEVINE INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2511643
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1282A Cornwall Road Oakville, Ontario Canada	L6J 7W5
(Address of Principal Executive Offices)	(Zip Code)

(855) 474-7384

(Registrant’s Telephone Number, Including Area Code)

Copies to:

Sichenzia Ross Ference Kesner LLP

1185 Avenue of the Americas, 37th Floor

New York, NY 10036

Attn: Greg Sichenzia, Esq.,

Jay Yamamoto, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 15, 2018, there were 124,720,532 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward -looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Combined Financial Statements

Gripevine, Inc.

For The Quarterly Period Ended November 30, 2017

4

Gripevine, Inc. Interim Condensed Combined Financial Statements For The Quarterly Period Ended November 30, 2017 (Unaudited)

Gripevine, Inc. INTERIM CONDENSED COMBINED BALANCE SHEETS AS AT NOVEMBER 30, 2017 (UNAUDITED) AND FEBRUARY 28, 2017 (AUDITED) (Expressed in US dollars)

	As at November 30, 2017	As at February 28, 2017
	$	$
CURRENT ASSETS
Cash	153,082	32,678
Prepaid and other receivables	31,791	20,281
Total current assets	184,873	52,959

Equipment [Note 5]	37,009	41,655
TOTAL ASSETS	221,882	94,614

CURRENT LIABILITIES
Accounts payable	26,683	22,325
Accrued liabilities	28,083	78,827
Loans payable [Note 6]	2,046,526	1,822,953
Due to related parties [Note 6]	174,904	178,906
Due to a shareholder [Note 6]	654,357	568,547
TOTAL LIABILITIES	2,930,553	2,671,558

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at November 30, 2017 and February 28, 2017 [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 124,720,532 and 120,000,000 shares issued and outstanding as at November 30, 2017 and February 28, 2017, respectively [Note 7]	124,721	120,000
Common stock to be issued [Note 7]	3,022	5,249
Additional paid-in-capital	45,313,192	43,698,125
Accumulated other comprehensive income	129,346	233,651
Accumulated deficit	(48,279,952)	(46,634,969)
Total stockholders' deficiency	(2,708,671)	(2,576,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	221,882	94,614

Commitments [Note 9]

Subsequent events [Note 10]

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc. INTERIM CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2017 AND 2016 (UNAUDITED) (Expressed in US dollars)

	For the Three Months Ended November 30, 2017	For the Three Months Ended November 30, 2016	For the Nine Months Ended November 30, 2017	For the Nine Months Ended November 30, 2016
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
Stock based compensation [Note 7]	155,429	9,673,604	744,399	29,020,811
Research and development expenses [Note 8]	146,684	318,430	599,766	778,582
General and administrative expenses	118,262	77,895	300,818	290,323
TOTAL OPERATING EXPENSES	420,375	10,069,929	1,644,983	30,089,716

Income taxes	—	—	—	—
NET LOSS	420,375	10,069,929	1,644,983	30,089,716

Translation adjustment	79,679	(21,478)	(104,305)	(18,539)

COMPREHENSIVE LOSS	500,054	10,048,451	1,540,678	30,071,177

LOSS PER SHARE, BASIC AND DILUTED	0.004	0.084	0.013	0.251

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	122,749,321	120,000,000	120,909,775	120,000,000

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc. INTERIM CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2017 AND 2016 (UNAUDITED) (Expressed in US dollars)

	For the Nine Months Ended November 30, 2017	For the Nine Months Ended November 30, 2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,644,983)	(30,089,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	744,399	29,020,811
Depreciation	17,780	7,963

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(11,105)	(2,641)
Accounts payable	3,836	20,841
Accrued liabilities	(52,678)	(3,824)
Net cash used in operating activities	(942,751)	(1,046,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(11,998)	(14,486)
Net cash used in investing activities	(11,998)	(14,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	873,163	—
Loans payable	166,687	951,666
Due to related parties	(8,961)	(47,034)
Due to a shareholder	69,552	159,792
Net cash provided by financing activities	1,100,441	1,064,424

Net increase in cash during the period	145,692	3,372

Effect of foreign currency translation	(25,288)	(1,575)

Cash, beginning of period	32,678	23,926
Cash, end of period	153,082	25,723

See accompanying notes to interim condensed combined financial statements

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

1. NATURE OF OPERATIONS

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

As explained in Note 7 to the condensed combined financial statements, on February 28, 2017, the Company and MBE and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of approximately 5,248,626 shares of its common stock, par value $0.001, in exchange for 100% of equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of Gripevine.

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

Consequently, common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the condensed combined financial statements of the ultimate parent. Resultantly, the financial position and the results of operations of Gripevine and MBE are combined together as if they were operating as one entity from the beginning.

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended November 30, 2017, are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

2. BASIS OF PRESENTATION AND COMBINATION (continued)

As explained above in Note 1 to the unaudited condensed combined financial statements, as a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (ASC 805-50, Business Combinations – Common control transactions). Consequently, the condensed combined financial statements have been prepared as if the Company and MBE were a single organization by the aggregation of their financial statements from the beginning of the previous period and the elimination of transactions and balances between them.

3. GOING CONCERN

The unaudited condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at November 30, 2017 and February 28, 2017 had a working capital deficiency of $2,745,680 and $2,618,599, respectively and an accumulated deficit of $48,279,952 and $46,634,969 respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the condensed combined financial statements. The condensed combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at November 30, 2017 and 2016.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

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

Recently Issued Accounting Pronouncements

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the unaudited condensed combined financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed combined financial position and/or results of operations.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed combined financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited condensed combined financial position and/or results of operations.

5. EQUIPMENT

	As at November 30,	As at February 28,
	2017	2017
	$	$
Furniture	38,192	31,889
Computer equipment	32,207	24,864
Total cost	70,399	56,753
Less: Accumulated depreciation	(33,390)	(15,098)
	37,009	41,655

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY

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

Common stock issued and outstanding

On May 31, 2016 and effective October 3, 2016, the Company’s previous majority shareholder, sole executive officer and member of the Board of Directors, entered into certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, the then majority shareholder sold and transferred at a per share price of $0.037 the control block of the Company consisting of 5,000,000 shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock.

During the quarter period ended, November 30, 2017, the Company issued 4,720,532 shares in connection with the Share Exchange Agreement as explained above. The remaining shares of 528,094 are included in common stock to be issued.

As at November 30, 2017 the Company has 124,720,532 outstanding common stock comprising of 79,717,199 restricted stock and 45,003,333 unrestricted stock. As at February 28, 2017, the Company has 120,000,000 outstanding common stock comprising of 75,000,000 restricted stock and 45,000,000 unrestricted stock.

Common stock to be issued

Common stock to be issued of 3,022,844 shares comprise of:

•	528,094 shares in connection with the “Share Exchange Agreement” as explained above.

•	During June and August 2017, the Company sold 1,445,657 shares of common stock to nine investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $505,980.

•	During September, October and November 2017, the Company sold 1,049,093 shares of common stock to six investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $367,183.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

Preferred stock

On April 20, 2017, the Board of Directors authorized the issuance of the 1,000,000 shares of Series A Preferred Stock to its sole executive officer and member of the Board of Directors in consideration of his services performed during the year ended February 28, 2017. These preferred stocks contain certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stock holder to receive 20% of the aggregate valuation of such merger;

•	The holder can convert each share of preferred stock into 100 shares of common stock; and

•	Each holder of preferred stock shall be entitled to cast 200 votes.

The fair value of these 1,000,000 preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i. e. conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the previous year ended February 28, 2017. The charge relating to three and nine months ended November 30, 2016 amounts to $9,673,604 and $29,020,811.

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants was measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

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

As at November 30, 2017 and February 28, 2017, there were 18,275,000 warrants were outstanding, fully vested and with a remaining contractual life term of 2.00 and 2.75 years, respectively.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

On November 27, 2017, the Company approved the issue of a second tranche of 120,000 options to a new Director of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

As at November 30, 2017, the company has issued 5,606,500 options.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

•	Forfeiture rate of: Tranche 1- 0%; Tranche 2 – 0%

•	Stock price of: Tranche 1 - $0.20 per share; Tranche 2 - $0.20 per share

•	Volatility at: Tranche 1 - 291%; Tranche 2 – 259%

•	Market price of: Tranche 1 - $0.20 per share; Tranche 2 - $0.20 per share

•	Risk free interest rate of: Tranche 1 - 1.49%; Tranche 2 – 1.62%

•	Expected life of: Tranche 1 - 5 years; Tranche 2 – 5 years

•	Expected dividend rate of: Tranche 1 - 0%; Tranche 2 – 0%

•	Fair value of options of: Tranche 1 - $0.20; Tranche 2 - $0.20

For Tranche 1, 50% of the grants will vest immediately and 50% will vest one year from grant date and for Tranche 2, 100% of the grants vest immediately.

All grants will expire on the fifth anniversary of the grant date. The risk-free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The volatility was determined based on company’s historical stock prices. The expected forfeiture (attrition) rates were based on the position of the consultants receiving the options. The dividend yield was based on an expected future dividend rate for the period at the time of grant.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	5,606,500	0.200
Excercised	—	0.200
Outstanding as of November 30, 2017	5,606,500	0.200

The fair value of tranche 1 options at the issuance date was determined at $1,087,917 out of which $136,076 and $725,046 were expensed during the three and nine months ended November 30, 2017 respectively based on vesting period and were included in stock based compensation with corresponding credit to additional paid-in-capital.

The fair value of tranche 2 options at the issuance date was determined at $19,353 and expensed entirely in the quarter ended November 30, 2017.

As at November 30, 2017 there were 5,606,500 stock options outstanding, 2,863,250 vested and with a remaining contractual life term of 4.71 years

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three and Nine Months Ended November 30, 2017 (Expressed in US dollars)

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the unaudited condensed combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the three and nine months ended November 30, 2017 include consulting charges from shareholders and related parties of $54,524 and $182,619, respectively (2016: $104,267 and $273,335 respectively).

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

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to January 16, 2018, the date the condensed combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During December 2017, the Company sold 428,571 shares of common stock to one investor through a private placement at a price of $0.35 per common stock and received gross proceeds of $150,000.

During December 2017, our Board of Directors (the “Board”) approved an aggregate of 5,674,944 shares of our restricted common stock to certain non-affiliated consultants (the “Consultants”) in consideration of various services rendered to the Company. As of the date of this Quarterly Report, these shares are not issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Condensed Combined Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2017. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Gripevine, Inc., formerly known as Baixo Relocation Services, Inc. (the "Company"), was incorporated in the state of Nevada on January 7, 2014. On May 31, 2016, Rosy Rodrigues (“Rodrigues”), our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements effective October 3, 2016 (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred the control block of the Company consisting of 5,000,000 shares of restricted common stock at a per share price of $0.037, representing approximately 62.5% of the total issued and outstanding shares of common stock and resulting in a change in control. The Company operated as a relocation service provider for clients moving to the State of Goa, India. Effective February 28, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”), pursuant to which Share Exchange Agreement we acquired all the technology and assets and assume all liabilities of MBE and MBE became our wholly-owned subsidiary. In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE. As of the date of this Quarterly Report, an aggregate 4,720,532 shares of our restricted common stock have been issued to the MBE Shareholders. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Exchange Agreement”.

MBE was formed as a limited liability company on April 13, 2010, and subsequently converted into a corporation on August 3, 2012, under the laws of the State of Delaware. MBE is engaged in research and development activities to offer an online complaint resolution platform for consumers and business, including ratings, reviews and polling’s. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product. The Share Exchange Agreement resulted in a change in overall business operations of the Company bringing potential value to our shareholders. Following the Share Exchange Agreement, we ceased operations as a relocation service provider and engaged in developing and building an online resolution platform.

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

Results of Operations

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three and nine month period ended November 30, 2017 and November 30, 2016, and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2017 and February 29, 2016 and notes thereto included in the Form 10-K filed with the SEC on June 14, 2017.

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

Nine Month Period Ended November 30, 2017 Compared to Nine Month Period Ended November 30, 2016

Total Revenue. We did not generate any revenue during the nine month periods ended November 30, 2017 or November 30, 2016.

Operating expenses. During the nine month period ended November 30, 2017, we incurred operating expenses in the amount of $1,644,983 compared to operating expenses incurred during the nine month period ended November 30, 2016 of $30,089,716 (a decrease of $28,444,733). Operating expenses include: (i) general and administrative of $300,818 (2016: $290,323); (ii) research and development expenses of $599,766 (2016: $778,582); and (iii) stock based compensation of $744,399 (2016: $29,020,811). General and administrative expenses increased by $10,495 mainly due to an increase in professional fees. Research and development expenses decreased by $178,816 based on streamlining the services and scope of work of existing consultants. Stock based compensation also decreased by $28,276,412 mainly relating to (a) the fair value of $38,694,414 for which a charge for the nine months ended November 30, 2016 was $29,020,811 pertaining to the issuance of 1,000,000 shares of Series A Preferred Stock to Richard Hue, our President/Chief Executive Officer; and (b) the valuation of the grant of 5,606,500 stock options resulting in $744,399 expensed during the nine month period ended November 30, 2017.

Net Loss. Our net loss for the nine month period ended November 30, 2017 was $1,644,983 compared to a net loss of $30,089,716 during the nine month period ended November 30, 2016 (a decrease in net loss of $28,444,733). We did not generate any revenue during the nine month periods ended November 30, 2017 and November 30, 2016, respectively.

Translation Adjustment. During the nine month period ended November 30, 2017, we incurred a translation adjustment of ($104,305) compared to ($18,539) incurred during the nine month period ended November 30, 2016 representing change in the foreign exchange rate as a result of translating transaction and balances of Canadian based subsidiary.

Comprehensive income (loss). Thus, this resulted in comprehensive loss of ($1,540,678) or ($0.013) per share for the nine month period ended November 30, 2017 compared to a comprehensive loss of ($30,071,177) or ($0.251) per share for the nine month period ended November 30, 2016. The weighted average number of shares outstanding was 120,909,775 for nine month periods ended November 30, 2017 compared to 120,000,000 for nine months period ended November 30, 2016.

Three Month Period Ended November 30, 2017 Compared to Three Month Period Ended November 30, 2016

Total Revenue. We did not generate any revenue during the three month periods ended November 30, 2017 or November 30, 2016.

Operating expenses. During the three month period ended November 30, 2017, we incurred operating expenses in the amount of $420,375 compared to operating expenses incurred during the three month period ended November 30, 2016 of $10,069,929 (a decrease of $9,649,554). Operating expenses include: (i) general and administrative of $118,262 (2016: $77,895); (ii) research and development expenses of $146,684 (2016: $318,430); and (iii) stock based compensation of $155,429 (2016: $9,673,604). General and administrative expenses increased by $40,367 mainly due to an increase in professional fees. Research and development expenses decreased by $171,746 based on streamlining the services and scope of work of existing consultants. Stock based compensation also decreased by $9,518,175 relating to: (a) the fair value of $38,694,414 for which a charge for the three months ended November 30, 2016 was $ 9,673,604 pertaining to the issuance of 1,000,000 shares of Series A preferred stock to Richard Hue, our President/Chief Executive Officer; and (ii) the valuation of the grant of 5,606,500 stock options resulting in $155,429 expensed during the three month period ended November 30, 2017.

Net Loss. Thus, during the three month period ended November 30, 2017, this resulted in a net loss of ($420,375) compared to a net loss of ($10,069,929) for the three month period ended November 30, 2016.

Translation Adjustment. During the three month period ended November 30, 2017, we incurred a translation adjustment of $79,679 compared to ($21,478) incurred during the three month period ended November 30, 2016 representing change in the foreign exchange rate as a result of translating transaction and balances of Canadian based subsidiary.

Comprehensive loss. Thus, this resulted in comprehensive loss of $500,054 or $0.004 per share for the three month period ended November 30, 2017 compared to a comprehensive loss of $10,048,451 or $0.084 per share for the three month period ended November 30, 2016. The weighted average number of shares outstanding was 122,749,321 for three month periods ended November 30, 2017 compared to 120,000,000 for three month period ended November 30, 2016.

Liquidity and Capital Resources

Nine Month Period Ended November 30, 2017

As at the nine month period ended November 30, 2017, our current assets were $184,873 and our current liabilities were $2,930,553, which resulted in a working capital deficit of $2,745,680. As at the nine month period ended November 30, 2017, current assets were comprised of: (i) $153,082 in cash; and (ii) $31,791 in prepaid and other receivables. As at the nine month period ended November 30, 2017, current liabilities were comprised of: (i) $26,683 in accounts payable; (ii) $28,083 in accrued liabilities; (iii) $2,046,526 in loans payable; (iv) $174,904 due to related parties; and (v) $654,357 due to shareholder.

As of the nine month period ended November 30, 2017, our total assets were $221,882 comprised of: (i) current assets of $184,873; and (ii) equipment, net of depreciation of $37,009. The increase in total assets during the nine month period ended November 30, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in cash of $120,404.

As of the nine month period ended November 30, 2017, our total liabilities were $2,930,553 comprised of current liabilities. The increase of $258,995 in total liabilities during the nine month period ended November 30, 2017 from fiscal year ended February 28, 2017 was primarily due to an increase in loans payable of $223,573, accounts payable of $4,358 and amounts due to a shareholder of $85,810 offset by a decrease in accrued liabilities of $50,744 and due to related party of $4,002.

Stockholders’ deficit increased from ($2,576,944) for fiscal year ended February 28, 2017 to ($2,708,671) for the nine month period ended November 30, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine month period ended November 30, 2017, net cash flows used in operating activities was ($942,751) compared to ($1,046,566) for the nine month period ended November 30, 2016. Net cash flows used in operating activities consisted primarily of net loss of ($1,644,983) (2016: $30,089,716), which was adjusted by stock based compensation of $744,399 (2016: $29,020,811) and depreciation of $17,780 (2016: $7,963). Net cash flows used in operating activities was further changed by: (i) an increase of $11,105 (2016: ($2,641)) in prepaid expenses and other receivables; (ii) an increase of $3,836 (2016: $20,841) in accounts payable; and (iii) a decrease of ($52,678) (2016: ($3,824)) in accrued liabilities.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2017, we used cash of $11,998 (2016: $14,486) in investing activities, which consisted of purchase of equipment.

Cash Flows From Financing Activities

Net cash flows provided from financing activities during the nine month period ended November 30, 2017 was $1,100,441, which consisted of: (i) $873,163 in proceeds from issuance of shares; (ii) $166,687 in loans payable; and (iii) $69,552 due to a shareholder, which was offset by ($8,961) due to a related party. During the nine month period ended November 30, 2016, cash flows provided by financing activities was $1,064,424, which consisted of $951,666 in loans payable and $159,792 due to a shareholder, which was offset by ($47,034) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine month period ended November 30, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at November 30, 2017, we had an accumulated deficit of $48,279,952 and we will require additional financing in order to enable us to proceed with our plan of operations. When we will require additional financing, there can be no assurance that additional financing will be available to us, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

Recent Accounting Pronouncements

Please see Note 4 — “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2017 to the critical accounting policies reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of November 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Consulting Agreements

During December 2017, our Board of Directors (the “Board”) approved to issue an aggregate of 5,674,944 shares of our restricted common stock to certain consultants (the “Consultants”) in consideration of various services rendered to the Company. As of the date of this Quarterly Report, these shares are not issued. The shares of restricted common stock are to be issued to the Consultants in reliance on the exemption from registration under by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Private Placement

During the nine month period ended November 30, 2017 and to current date, we have engaged in private placements offerings of our shares of restricted common stock in reliance on Regulation S promulgated under the Securities Act.

During the nine month period ended November 30, 2017 pursuant to subscription agreements (“Subscription Agreements”), we sold an aggregate 2,494,750 shares of our restricted common stock in a private placement offering to certain non-U.S. investors at a price of $0.35 per share of common stock and received gross proceeds of $873,163. On December 15, 2017, the Board approved to issue an aggregate of 2,494,750 shares of common stock to the investors. As of the date of this Quarterly Report, these shares are not issued.

The foregoing description of the Subscription Agreement is not complete and is qualified in its entirety by reference to the full text of the Subscription Agreement, a form of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

The securities referenced above were issued in reliance on the exemption from registration afford by Regulation S promulgated under the Securities Act as a transaction by an issuer not involving a public offering. Such shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Grant of Options

On November 27, 2017, the Board granted Ms. Helen Bernardino an option to purchase 120,000 shares of common stock of the Company, par value $0.001, at an exercise price of $0.20 per share, in connection with Ms. Bernardino’s appointment as a director of the Company. Such option shall have a term of five (5) years and vested immediately upon the effective date of her appointment, November 27, 2017. The securities were issued in reliance on the exemption from registration under by Section 4(a)(2) of the Securities Act.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended November 30, 2017 that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

See Part II, Item 2 of this Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Subscription Agreement between the Company and non-U.S. investors+
31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer+
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

___________

+filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIPVINE INC.

January 16, 2018	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

