Form 10-K
period 2018-02-28
Gripevine Inc.
filed 2018-05-29
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ YES    ☐ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ YES    ☐ NO (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2017 was $8,752,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 133,268,055 shares of common stock are outstanding as of May 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

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

CORPORATE HISTORY

Historical Business

Gripevine Inc. (formerly Baixo Relocation Services, Inc.), a Nevada corporation, was incorporated on January 7, 2014 in the State of Nevada. We previously operated a consulting business whereby we provided personalized relocation services to clients, both individual and corporate, who were relocating to the state of Goa, India. We assisted clients who intended to relocate to the region for temporary, long-term, and permanent periods. We offered a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training.

Changes in Control of Registrant

Dated May 31, 2016 and effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), our prior majority shareholder, and sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 75,000,000 (post-Stock Split) shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock. Therefore, there was a change in control.

Name Change and Forward Stock Split

On December 9, 2016, the majority shareholders of the Company approved a forward stock split of fifteen for one (15:1) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from “Baixo Relocation Services Inc.” to “Gripevine Inc.” (the “Name Change”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes was required to effect the Stock Split and the Name Change.

An amendment to our articles of incorporation was filed with the Secretary of State of Nevada on December 22, 2016 to effect the Name Change. Our trading symbol was changed to “GRPV”.

The Stock Split was effected as of January 5, 2017 based upon the filing of appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from 8,000,000 shares to 120,000,000 shares of common stock. The common stock will continue to be $0.001 par value.

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

In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock are to be issued to the MBE Shareholders in exchange for all of the issued and outstanding shares of MBE, thus making MBE our wholly-owned subsidiary. As of May 29, 2018, the transfer agent has issued all but 143,543 of the shares in certificate form. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which we acquired all the technology and assets and assumed all liabilities of MBE. This resulted in a change in overall business operations of the Company bringing potential value to our shareholders.

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

Products

We have invested heavily in a robust back-end social customer relationship management (CRM) system to assist in branding managed social customer experiences within a safe and private environment. Management believes that extensive market testing of the Gripevine Proprietary Process platform has resulted in significant traffic and adoption with both consumers and brands that consistently engage on both the front-end and back-end of the social CRM solutions. During our beta phase, over 100 brands (UPS, HP, Verizon, Sunwing, Greyhound, and Rogers Communications, to name a few) chose to engage with their customers on Gripevine, resulting in successful resolutions as large as involving a $250,000 life policy to simple refunds. Management believes that by having major corporations and the important small to medium-size enterprise (SME) sector resolve issues through Gripevine, including claiming their business listings and engaging with their customers, is a significant milestone in establishing the Gripevine brand.

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

Management believes that what makes Gripevine’s platform so unique is the ability to bring fairness and balance to the complaint resolution world of social customer service. The business model offers significant value not only to the consumer but to businesses as well by giving companies the security of an arena where they are dealing with real people with legitimate customer service issues. It also allows the respective company to communicate publicly or privately depending on which approach is most helpful at that stage of communication with the consumer.

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

Gripevine’s place in the online review and social customer experience space is founded on the premise of creating true and valuable connections between companies and consumers. This means that appropriate postings, reviews and gripes from consumers will be presented online and not manipulated and that they will be brought to the attention of the respective companies. Consumers can remain anonymous on the public site, but it also means that the companies can validate that postings are from real people with real identities, and that good faith communication can be conducted on the content presented in Gripevine. This addresses a serious credibility problem for mainstream review sites: the presence of fake reviews posted by competitors, or individuals with malicious intent. Lastly, our proposition is based on building trust through transparency. Companies can reliably proceed with communications and resolutions of real commentaries. We build connections between consumers and companies resulting in potentially powerful revenue generating opportunities.

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

Marketing Strategies

The primary purpose of our marketing campaigns is to increase brand awareness, foster a sense of community among local contributors, and increase the number of claimed local business locations and active local business accounts. The strength of our brand and the high quality of Gripevine reviews facilitate a powerful network effect that has helped attract a large community of users to our website with almost no traffic acquisition costs. Gripevine will utilize a unique sales channel opportunity to direct-sell to SMEs. Management believes that this sales strategy, along with reasonably priced features tailored to the SME market, is a powerful, low cost and wide-reaching relationship-based sales platform. While the sales strategy saves the expense of creating a costly sales infrastructure, it also works off the power of “word of mouth” from businesses that have already successfully improved their online positioning, customer service posture and branded a social voice through the feature sets of Gripevine. We believe that this sales strategy will provide us with the opportunity to ramp up sales quickly and efficiently.

This strategy will allow Gripevine to: (i) ramp up sales and grow rapidly; (ii) build a large and motivated sales force at a relatively low cost; (iii) reach many businesses that would otherwise be geographically out-of-reach; and (iv) allow for better forecasting of expenses as a percentage of revenues.

EMPLOYEES

We do not have any full-time employees, however, we engage approximately 18 individuals as independent contractors. The Company also has its President/Chief Executive Officer, Richard Hue, and its Chief Operating Officer, Mark Vange. These individuals are primarily responsible for all of the Corporation’s day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred approximately $774,454 and $1,069,627 during the fiscal years ended February 28, 2018 and 2017, respectively, on research and development for Gripevine. None of these research or development costs are borne by the customer.

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

The main competitors in the ratings and review market are Yelp!, Angies List, Google Reviews, Trip Advisor (industry niched), and Zomato (industry niche). The players in this sector concentrate on publishing reviews to power a local search capability. Yelp! is publicly-traded on the NYSE with a large and sophisticated capital structure. Since going public they have expanded into mobile and international markets. Yelp! as an early entrant to the reviews industry has been buffeted by accusations of manipulating reviews and strong-arming businesses for advertising revenue. Gripevine’s response to these sentiments is to assist enterprises, especially small & medium sized (SMEs) businesses, to connect quickly with their customers, absorb and make positive use of the waves of online commentary, and exploit value-added features within our proprietary platform to strengthen their brands. Pricing, as well as service, will be attractive to Gripevine business users as we disrupt the online review and social customer service space with our “freemium” model, always providing businesses access to their customers regardless if they pay us or not.

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

Competitors have arisen from our established technology, but the successor platforms have not been able to establish their product as a unique proposition in the market. Most use generic ratings systems or allow users to find nearby points of interest such as restaurants, hotels, theatres, hospitals and more; but without comprehensive features that allow consumers and businesses to connect and for companies to employ online strategies to build loyalty.

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

In assessing these risks, you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

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

We have incurred significant operating losses since inception and, as of February 28, 2018, had an accumulated deficit of $50,158,601. We have not yet generated any revenues. Additionally, our costs may increase each year and we anticipate our costs to increase in future periods as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

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

The number of people who access information about local businesses through mobile devices, including smartphones, tablets and handheld computers, has increased dramatically over the past few years and is expected to continue to increase. Although many consumers will access our platform both on their mobile devices and through personal computers, we have seen substantial evidence that the majority of our traffic growth is in mobile usage. We anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future and that usage through personal computers may continue to decline worldwide. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and our mobile app in particular. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed, and we may be unable to decrease our reliance on traffic from Google and other search engines.

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

Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not know how or otherwise be in a position to influence the results. Search engines such as Google continue to change their methodology in the ranking of sites and on their mobile search results pages, as such, the parameters of search engine policies may change from time to time, be poorly defined and inconsistently interpreted. As a result, these search engines may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in search engines such as Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of such changes.

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

We are in the early process of developing a strong brand that we believe will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “Gripevine” brand are critical to expanding our base of users and increasing the frequency with which they will use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our platform and in the quality and integrity of the user content and other information found on our site, which we may not do successfully, and which may also affect our ability to create advertising revenues. We plan on dedicating significant resources to these goals, primarily through our artificial intelligence (AI) suggestion software, sting operations targeting the buying and selling of reviews, our consumer alerts program, coordination with consumer protection agencies and law enforcement, and, in certain egregious cases, taking legal action against business we believe to be engaged in deceptive practices. We also endeavor to remove content from our platform that violates our terms of service.

Despite these efforts, we cannot guarantee that each of the proposed numerous reviews on our platform have been recommended and are useful or reliable or that consumers will trust the integrity of our content. For example, if our AI suggestion software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses may express concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled team members. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention, and qualified individuals are in high demand; as a result, we may incur significant costs to attract them before we can validate their productivity. Volatility in the price of our common stock may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our team members or future employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as team member morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

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

In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our platform is unavailable when users attempt to access it, or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase the frequency with which they use our platform. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

We may face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights, and the rights of current and former team members and/or future employees, users and business owners. The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. Businesses may in the future claim that we are responsible for the defamatory reviews posted by our users. We expect claims like these to potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business.

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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Commission recently approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation is expected to take effect in the European Union by 2018, each of which may be subject to varying interpretations and evolving practices, which would create uncertainty for us and possibly result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers and directors and insiders own approximately 55.1% of the total issued and outstanding shares of our common stock and 100% of the shares of Series A preferred stock, and will be able to influence control of us or decisions made by our management.

As of May 29, 2018, our officers, directors and insiders own approximately 55.1% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

Our Articles of Incorporation authorize 20,000,000 shares of blank check preferred stock thus providing the Board of Directors to create rights and preferences for designated shares, possibly including super voting rights. We designated 1,000,000 of the shares of blank check preferred stock as Series A. The 1,000,000 shares of Series A preferred stock were issued to our Chief Executive Officer/President, which provides for voting rights of 200 to one. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Securities.”

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

The trading price of our common stock may highly likely be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include: (i) actual or anticipated fluctuations in our financial condition and operating results; (ii) changes in projected operating and financial results; (iii) announcements of technological innovations or new offerings by us or our competitors; (iv) actual or anticipated changes in our growth rate relative to our competitors; (v) announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments; (vi) additions or departures of key personnel; (vii) actions taken by securities analysts who may cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company; (viii) investor sentiment with respect to our competitors, business partners and industry in general; (ix) reporting on our business by the financial media, including television, radio and press reports and blogs; (x) fluctuations in the value of companies perceived by investors to be comparable to us; (xi) changes in the way we measure our key metrics; (xii) sales of our common stock; (xii) changes in laws or regulations applicable to our solutions; (xiii) share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and (xiv) general economic and market conditions such as recessions, interest rate changes or international currency fluctuations.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 29, 2018, we have 133,268,055 shares of common stock issued and outstanding of which 88,268,055 shares are restricted and 45,000,000 shares are free-trading.

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

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock is considered to be “Penny Stock”.

Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rule 3a51-1 promulgated under Section 3(a)(51) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Broker-Dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We were previously deemed a shell company under SEC regulations, which will affect sales of our common stock in reliance on Rule 144 of the Securities Act and subject such sales to the requirements of Rule 144(i). Moreover, sales of our common stock relying upon Rule 144 may depress prices in the market for our common stock by a material amount.

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months or, in some cases, one year, now apply to our common stock because we were previously designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. Prior management deemed us to be a shell in the filings with the Securities and Exchange Commission and, therefore, we were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act. Therefore, our shares of restricted stock available for sale under Rule 144 were affected. Thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” March 3, 2017. Therefore, as of March 3, 2018, we will have cured our “shell” status.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e. a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least one year and the other requirements of Rule 144 have been satisfied. Presently shares of restricted common stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, one year after issuance, provided that we are current in our disclosure reporting obligations.

Moreover, when our shareholders have met the required holding period imposed by Rule 144 under the Securities Act, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

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

The first lease dated March 8, 2016 is between Katalex Holdings Inc., as landlord (“Katalex”) and MBE Holdings with a commencement date of May 1, 2016 and a termination date of December 31, 2019 (the “Katalex Lease”). In accordance with the terms and provisions of the Katalex Lease, we shall pay rent as follows: (i) May 1, 2016 through June 30, 2016 approximately $3,350; (ii) July 1, 2016 through August 31, 2016 approximately $3,850; (iii) September 1, 2016 through October 31, 2016 approximately $4,150; (iv) November 1, 2016 through December 31, 2016 approximately $4,450; (v) all of 2017 approximately $4,593; (vi) all of 2018 approximately $4,712; and (vii) all of 2019 approximately $4,890.

The second lease dated December 6, 2016 is between Katalex and MBE Holdings with a commencement date of January 1, 2017 and a termination date of December 31, 2019 (the “Second Katalex Lease”). In accordance with the terms and provisions of the Second Katalex Lease, our rent obligations are as follows: (i) January 1, 2017 through June 30, 2017 approximately $2,500; (ii) July 1, 2017 through December 31, 2017 approximately $3,505; (iii) all of 2018 approximately $3,626; and (iv) all of 2019 approximately $3,800.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of May 29, 2018 and after giving effect to the Stock Split, there are 133,268,055 outstanding shares of our common stock of which approximately 88,268,055 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year. Prior management deemed us to be a shell in the filings with the Securities and Exchange Commission and, therefore, we were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act. Therefore, our shares of restricted stock available for sale under Rule 144 were affected. Thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” March 3, 2017. Therefore, as of March 3, 2018, we will have cured our “shell” status.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation’s common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

The Company became a reporting company on September 4, 2014 after we had filed a prospectus that relates to the offering of a total of 3,000,000 (pre-Stock Split) shares of our common stock on a “self-underwritten” basis at a fixed price of $0.015 per share. In December 2014, we completed the sale of 3,000,000 common shares at the price of a $0.015 per share for total proceeds of $45,000.

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol was “BXRO”. Our trading symbol was changed to “GRPV” on February 1, 2017. Until recently, there has been no active trading of our securities, and, therefore, previously no high and low bid pricing. Our shares of common stock commenced with nominal activity on the OTCQB approximately February 2017. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the last two completed fiscal years as quoted by the OTCQB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2018 - 2017 Fiscal Year	High Bid		Low Bid
Fourth Quarter (12/1/2017 – 2/28/2018)		$0.30		$0.10
Third Quarter (9/1/2017 – 11/30/2017)		$0.47		$0.178
Second Quarter (6/1/2017 – 8/31/2017)		$0.535		$0.065
First Quarter (3/1/2017 – 5/31/2017)		$1.05		$0.285

2017 - 2016 Fiscal Year	High Bid		Low Bid
Fourth Quarter (12/1/2016 – 2/28/2017)		$1.60		$0.205
Third Quarter (9/30/2016 – 11/30/2016)	$	n/a	$	n/a
Second Quarter (6/1/2016 – 8/31/2016)	$	n/a	$	n/a
First Quarter (3/1/2016 – 5/31/2016)	$	n/a	$	n/a

As of May 29, 2018, an aggregate of 133,268,055 shares of common stock were issued and outstanding and were owned by approximately 162 holders of record based on information provided by our transfer agent.

Rule 144

The Board of Directors changed our reporting status to a non-shell corporation as evidenced in the filing of a current report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017. Rule 144 became available for the re-sale of securities by the shareholders of the Corporation one year from March 3, 2017, which was the date of filing of our Current Report on Form 8-K containing Form 10 information.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of this Annual Report, we did not have any equity compensation plans other than the warrants granted as disclosed in the table below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	--	-0-
Equity compensation plans not approved by security holders (1)	23,881,500	$0.35	44,513,500
Total	23,881,500		44,513,500

____________

(1)

Consisting of (a) 5,486,500 options exercisable at $0.20 per share granted under the Company’s 2017 Flexible Stock Plan; (b) 120,000 options exercisable at $0.20 per share granted to Helen Bernardino; and (c) 18,275,000 The warrants provide for the issuance of an aggregate 18,275,000 warrants exercisable at $0.40 granted to various shareholders for services.

RECENT SALES OF UNREGISTERED SECURITIES

During last quarter of the fiscal year ended February 28, 2018, we have issued securities that were not registered under the Securities Act of 1933 as follows:

Consulting Agreements

During December 2017, our Board of Directors (the “Board”) approved to issue an aggregate of 5,674,944 shares of our restricted common stock to certain consultants (the “Consultants”) in consideration of various services rendered to the Company. These shares were issued in January 2018. The shares of restricted common stock were issued to the Consultants in reliance on the exemption from registration under by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Private Placement

We have engaged in private placements offerings of our shares of restricted common stock in reliance on Regulation S promulgated under the Securities Act, and sold an aggregate 3,209,035 shares of our restricted common stock to certain non-U.S. investors at a price of $0.35 per share of common stock and received gross proceeds of $1,123,163. In January 2018, 2,488,028 of these shares were issued. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

RESULTS OF OPERATION

Overview

The following discussion should be read in conjunction with our audited combined financial statements and the related notes that appear under Item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The combined financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended February 28, 2018 Compared to Fiscal Year Ended February 28, 2017

Revenue. We did not generate any revenue during fiscal years ended February 28, 2018 or 2017.

Operating expenses: During fiscal year ended February 28, 2018, we incurred operating expenses in the amount of $3,523,632 compared to operating expenses incurred during fiscal year ended February 28, 2017 of $42,323,920 (a decrease of $38,800,288). Operating expenses include: (i) general and administrative of $449,967 (2017: $449,546); (ii) stock-based compensation of $2,299,211 (2017: $40,804,747); and (iii) research and development of $774,454 (2017: $1,069,627). General and administrative expenses were essentially unchanged. Stock-based compensation decreased by $38,505,536 as there were no large grants to management in fiscal 2018. Research and development expenses decreased by $295,173 due to streamlining the services and scope of work of existing consultants.

Translation Adjustment. During fiscal year ended February 28, 2018, we incurred a translation adjustment of ($114,991) compared to ($7,614) incurred during fiscal year ended February 28, 2017.

Comprehensive loss. Thus, this resulted in comprehensive loss of ($3,408,641) or ($0.0286) per share for fiscal year ended February 28, 2018 compared to comprehensive loss of ($42,316,306) or ($0.3527) per share for fiscal year ended February 28, 2017. The weighted average number of shares outstanding was 123,059,001 and 120,000,000 for the fiscal years ended February 28, 2018 and 2017, respectively, taking into effect the Stock Split.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2018

As at fiscal year ended February 28, 2018, our current assets were $51,768 and our current liabilities were $2,877,079, which resulted in a working capital deficit of $2,825,311. As of the fiscal year ended February 28, 2018, current assets were comprised of: (i) $24,008 in cash; and (ii) $27,760 in prepaid and other receivables. As at fiscal year ended February 28, 2018, current liabilities were comprised of: (i) $11,532 in accounts payable; (ii) $28,643 in accrued liabilities; (iii) $2,034,671 in loans payable; (iv) $175,983 due to related parties; and (v) $626,250 due to a shareholder.

As of the fiscal year ended February 28, 2018, our total assets were $83,886 comprised of: (i) current assets of $51,768; and (ii) equipment, net of depreciation of $32,118. The decrease in total assets during fiscal year ended February 28, 2018 from fiscal year ended February 28, 2017 was primarily due to a decrease in the depreciated value of equipment.

As of February 28, 2018, our total liabilities were $2,877,079 comprised of current liabilities.

Stockholders’ deficit increased from ($2,576,944) for fiscal year ended February 28, 2017 to ($2,793,193) for fiscal year ended February 28, 2018.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For fiscal year ended February 28, 2018, net cash flows used in operating activities was ($1,272,437) compared to ($1,437,092) for fiscal year ended February 28, 2017. Net cash flows used by operating activities consisted primarily of net loss of ($3,523,632) (2017: $42,323,920), which was partially adjusted by $2,299,211 (2017: $40,804,747) in stock-based compensation and $22,970 (2017: $10,587) in depreciation. Net cash flows used by operating activities was further changed by: (i) an increase of ($7,031) (2017: ($15,069)) in prepaid expenses and other receivables; (ii) a decrease of ($11,344) (2017: $22,163) in accounts payable; and (iii) a decrease of ($52,611) (2017: $64,400) in accrued liabilities.

Cash Flows from Investing Activities

We used cash of $12,083 in investing activities during the fiscal year ended February 28, 2018, which consisted of the purchase of equipment. In comparison, cash of $41,080 was used during fiscal year ended February 28, 2017 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during fiscal year ended February 28, 2018 was $1,295,919, which consisted of $1,123,163 from the issuance of shares, $143,744 of loans payable, and $38,037 due to a shareholder, offset by $(9,025) due to related parties. During fiscal year ended February 28, 2017, cash flows provided by financing activities was $1,487,191, which consisted of $1,323,707 of loans payable and $201,589 due to a shareholder, offset by $(38,105) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 28, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 28, 2018, we had a working capital deficit of $2,825,311 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

We require approximately $1,500,000 for the next 12 months as a reporting issuer and additional funds are required. Before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from management or related third parties. In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended February 28, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 4 of the Notes to Combined Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 28, 2018 or which are expected to impact future periods as follows:

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the unaudited condensed combined financial position and/or results of operations.

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

In January 2017, an accounting pronouncement was issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The Company does not believe this guidance will have a material impact on its combined financial position and/or results of operations.

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

In March 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Combined Financial Statements

Gripevine, Inc.

For the years ended February 28, 2018 and 2017

Gripevine, Inc.

Combined Financial Statements

For the years ended February 28, 2018 and 2017

37

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gripevine, Inc.

Opinion on the Combined Financial Statements

We have audited the accompanying combined balance sheets of Gripevine, Inc. and its subsidiary (the “Company”) as of February 28, 2018 and 2017 and the related combined statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended February 28, 2018 and related notes (collectively referred to as the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2018 and 2017 and the combined results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the combined financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016. Richmond Hill, Ontario, Canada May 29, 2018	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

Gripevine, Inc.

COMBINED BALANCE SHEETS

(Expressed in US dollars)

	As at February 28,	As at February 28,
	2018	2017
	$	$
ASSETS
Cash	24,008	32,678
Prepaid and other receivables	27,760	20,281
Total current assets	51,768	52,959

Equipment [Note 5]	32,118	41,655
Total assets	83,886	94,614

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable	11,532	22,325
Accrued liabilities	28,643	78,827
Loans Payable [Note 6]	2,034,671	1,822,953
Due to related parties [Note 6]	175,983	178,906
Due to a shareholder [Note 6]	626,250	568,547
Total current liabilities	2,877,079	2,671,558
Total liabilities	2,877,079	2,671,558

Stockholders' deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at February 28, 2018 and 2017 [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 132,883,504 and 120,000,000 shares issued and outstanding as at February 28, 2018 and 2017, respectively [Note 7]	132,884	120,000
Common stock to be issued [Note 7]	1,249	5,249
Additional paid-in-capital	47,111,615	43,698,125
Accumulated other comprehensive income	118,660	233,651
Accumulated deficit	(50,158,601)	(46,634,969)
Total stockholders' deficiency	(2,793,193)	(2,576,944)
Total liabilities and stockholders' deficiency	83,886	94,614

Going concern [Note 3]

Commitments [Note 10]

Subsequent events [Note 11]

See accompanying notes

Gripevine, Inc.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended February 28, 2018	Year ended February 28, 2017
	$	$

REVENUE	—	—

EXPENSES
Stock based compensation [Note 7]	2,299,211	40,804,747
Research and development expenses [Note 8]	774,454	1,069,627
General and administrative expenses	449,967	449,546
Total operating expenses	3,523,632	42,323,920

Income taxes [Note 10]	—	—
Net loss	3,523,632	42,323,920

Foreign currency translation adjustment	(114,991)	(7,614)
Comprehensive loss	3,408,641	42,316,306

Loss per share, basic and diluted	0.0286	0.3527

Weighted average number of common shares outstanding	123,059,001	120,000,000

See accompanying notes

Gripevine, Inc.

COMBINED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preferred stock		Common stock		Common stock to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	Total
				$		$		$	$	$
As at February 29, 2016	—	—	120,000,000	120,000	5,248,626	5,249	2,894,378	241,265	(4,311,049)	(1,050,157)

Issuance of preference shares	1,000,000	1,000	—	—	—	—	38,693,414	—	—	38,694,414

Issuance of warrants	—	—	—	—	—	—	2,110,333	—	—	2,110,333

Foreign currency translation	—	—	—	—	—	—	—	(7,614)	—	(7,614)

Net loss for the year	—	—	—	—	—	—	—	—	(42,323,920)	(42,323,920)
As at February 28, 2017	1,000,000	1,000	120,000,000	120,000	5,248,626	5,249	43,698,125	233,651	(46,634,969)	(2,576,944)

Issuance of shares	—	—	4,720,532	4,721	(4,720,532)	(4,721)	—	—	—	—

Issuance of stock options	—	—	—	—	—	—	880,475	—	—	880,475

Issuance of shares for services	—	—	5,674,944	5,675	—	—	1,413,061	—	—	1,418,736

Issuance of shares for cash	—	—	2,488,028	2,488	721,007	721	1,119,954	—	—	1,123,163

Foreign currency translation	—	—	—	—	—	—	—	(114,991)	—	(114,991)

Net loss for the year	—	—	—	—	—	—	—	—	(3,523,632)	(3,523,632)
As at February 28, 2018	1,000,000	1,000	132,883,504	132,884	1,249,101	1,249	47,111,615	118,660	(50,158,601)	(2,793,193)

See accompanying notes

Gripevine, Inc.

COMBINED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended	Year ended
	February 28,	February 28,
	2018	2017
	$	$

OPERATING ACTIVITIES
Net loss for the year	(3,523,632)	(42,323,920)

Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	2,299,211	40,804,747
Depreciation	22,970	10,587

Changes in operating assets and liabilities:
Prepaid and other receivables	(7,031)	(15,069)
Accounts payable	(11,344)	22,163
Accrued liabilities	(52,611)	64,400
Cash used in operating activities	(1,272,437)	(1,437,092)

INVESTING ACTIVITIES
Purchase of equipment	(12,083)	(41,080)
Cash used in financing activities	(12,083)	(41,080)

FINANCING ACTIVITIES
Proceeds from issuance of shares	1,123,163	—
Loans Payable	143,744	1,323,707
Due to related parties	(9,025)	(38,105)
Due to a shareholder	38,037	201,589
Cash provided by financing activities	1,295,919	1,487,191

Net increase in cash during the year	11,399	9,019

Effect of foreign currency translation	(20,069)	(267)

Cash at beginning	32,678	23,926
Cash at end	24,008	32,678

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

1. NATURE OF OPERATIONS

Gripevine, Inc. (formerly Baixo Relocation Services, Inc. (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company operated as a relocation service provider for clients moving to the State of Goa, India and ceased this business and engaged in developing and building an online resolution platform after the Share Exchange Agreement as explained in the subsequent paragraphs. The Company’s fiscal year-end is February end.

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

As a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company has evaluated the guidance contained in ASC 805 with respect to the combinations among entities or businesses under common control and conclude that since the majority shareholders of the Company and MBE are same, therefore, this is a common control transaction and do not result in a change in control at the ultimate parent or the controlling shareholder level.

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

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

3. GOING CONCERN

The combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at February 28, 2018 and 2017 had a working capital deficiency of $2,825,311 and $2,618,599 respectively and an accumulated deficit of $50,158,601 and $46,634,969, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company.

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

Use of Estimates

The preparation of combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: useful lives of equipment, deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the FASB, ASC Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at February 28, 2018 and February 28, 2017.

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

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is stated at cost less accumulated depreciation and depreciated over their estimated useful lives at the following rate and method.

Furniture and fixtures Computer equipment	20% per annum – declining balance method 55% per annum – declining balance method

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

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

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the combined financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. We adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have any impact on the Company’s combined financial position and/or results of operations

In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The Company does not believe this guidance will have a material impact on its combined financial position and/or results of operations.

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

In March 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the Company’s combined financial position and/or results of operations.

In March 2016, we adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the Company’s combined financial position and/or results of operations.

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company will adopt the standard on March 1, 2018 using the modified retrospective method. The adoption of this pronouncement is not expected to have a material impact on the combined financial position and/or results of operations.

5. EQUIPMENT

	Year ended February 28, 2018	Year ended February 28, 2017
	$	$

Furniture	38,428	31,889
Computer equipment	32,406	24,864
Total cost	70,834	56,753
Less: Accumulated depreciation	(38,716)	(15,098)
	32,118	41,655

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand. These loans payable as at February 28, 2018 and 2017 include Canadian dollar denominated loans of $2,034,761 and $1,802,540, respectively (CAD 2,606,211 and CAD 2,395,076, respectively).

Due to related parties and due to a shareholder

The balances due to related parties and a shareholder are mainly in connection with the consulting services and financing provided for the development of an online complaint resolution platform as explained in Note 1 to the combined financial statements. These balances are interest free, unsecured and are repayable on demand.

Due to related parties as at February 28, 2018 and 2017 are denominated in Canadian dollar (CAD 225,417 and CAD 237,024 respectively).

Due to a shareholder as at February 28, 2018 and 2017 are denominated in Canadian dollar (CAD 802,164 and CAD 753,242 respectively).

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

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

Authorized stock

On October 31, 2016, the Board of Directors of the Company authorized an increase in the Company’s shares of common stock to three hundred million (300,000,000) shares with par value remaining at $0.001 and creation of twenty million (20,000,000) shares of preferred stock, par value $0.001. On November 4, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing its authorized capital to 300,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001 (the “Amendment). The Amendment was effective with the Nevada Secretary of State on November 4, 2016 when the Certificate of Amendment was filed. The Amendment was approved by the Board of Directors pursuant to written consent resolutions dated October 31, 2016 and further approved by the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company pursuant to written consent resolutions dated October 31, 2016.

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

During September to November 2017, the Company issued 4,720,532 shares in connection with the Share Exchange Agreement as explained above. The remaining shares of 528,094 are included in common stock to be issued.

On January 5, 2018, the Company issued 5,674,944 shares in connection with past services provided by a number of consultants. The fair value of these shares amounting to $1,418,736, were determined based on the market price at the time of issuance, and is included in stock based compensation in the combined statement of operations.

On January 8, 2018, the Company issued 2,488,028 shares in connection with the private placements at a price of $0.35 per common stock.

As at February 28, 2018 the Company has 132,883,504 outstanding common stock comprising of 87,883,504 restricted stock and 45,000,000 unrestricted stock. As at February 28, 2017, the Company had 120,000,000 outstanding common stock comprising of 75,000,000 restricted stock and 45,000,000 unrestricted stock.

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

Common stock to be issued

Common stock to be issued of 1,249,101 shares comprise of:

•	528,094 shares in connection with the “Share Exchange Agreement” as explained above (also refer Note 11); and
•	During December 2017 and January 2018, the Company sold 721,007 shares of common stock to investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $252,352.

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

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants was measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;
•	Stock price of $0.12 per share;
•	Exercise price of $0.4 per share;
•	Volatility at 265%;
•	Risk free interest rate of 1.45%;
•	Expected life of 3 years; and
•	Expected dividend rate of 0%

At grant date the fair value of these warrants were determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock based compensation in the combined statements of operations during the year (fourth quarter) ended February 28, 2017.

As at February 28, 2018 and 2017, there were 18,275,000 warrants were outstanding, fully vested and with a remaining contractual life term of 1.75 and 2.75 years, respectively.

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

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

As at February 28, 2018, the company has issued 5,606,500 options.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

•	Forfeiture rate of: Tranche 1 - 0%; Tranche 2 - 0%
•	Stock price of: Tranche 1 - $0.20 per share; Tranche 2 - $0.20 per share
•	Volatility at: Tranche 1 - 291%; Tranche 2 - 259%
•	Market price of: Tranche 1 - $0.20 per share; Tranche 2 - $0.20 per share
•	Risk free interest rate of: Tranche - 1.49%; Tranche 2 - 1.62%
•	Expected life of: Tranche 1 - 5 years; Tranche 2 - 5 years
•	Expected dividend rate of: Tranche 1 - 0%; Tranche 2 - 0%
•	Fair value of options of: Tranche 1 - $0.20; Tranche 2 - $0.20

For Tranche 1, 2,741,500 options will vest immediately and remaining will vest one year from grant date and for Tranche 2, 100% of the grant vest immediately.

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price

Granted	5,606,500	0.200
Exercised	—	0.200
Outstanding as of February 28, 2018	5,606,500	0.200

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

The fair value of tranche 1 options at the issuance date was determined at $1,087,917 out of which $861,122 was expensed during the year ended February 28, 2018 based on vesting period and were included in stock based compensation with corresponding credit to additional paid-in-capital.

The fair value of tranche 2 options at the issuance date was determined at $19,353 and expensed entirely during the year ended February 28, 2018 and were included in stock based compensation with corresponding credit to additional paid-in-capital.

As at February 28, 2018 there were 5,606,500 stock options outstanding, 2,861,500 vested and with a remaining contractual life term of 4.46 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the years ended February 28, 2018 and 2017 include consulting charges from shareholders and related parties of $230,258 and $365,318, respectively.

9. INCOME TAXES

Income taxes recovery

The provision for income taxes differs from the amounts which would be provided by applying the combined statutory income tax rates of approximately 34% for the years ended February 28, 2018 and 2017 as follows:

	Year ended February 28, 2018	Year ended February 28, 2017
	$	$

Net loss for the year	(3,523,632)	(42,323,920)
Expected income tax recovery	1,198,035	14,390,133
Non-deductible expenses	(781,732)	(13,873,614)
Change in valuation allowance	(416,303)	(516,519)
	—	—

Gripevine, Inc. Notes to Combined Financial Statements For the years ended February 28, 2018 and 2017 (Expressed in US dollars)

9. INCOME TAXES (continued)

Deferred tax asset

	Year ended February 28, 2018	Year ended February 28, 2017
	$	$

Non-capital loss carry forwards	(1,481,475)	(1,982,275)
Change in valuation allowance	1,481,475	1,982,275
	—	—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate to 21%, effective January 1, 2018. As a result of the reduction of the U.S. corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Accordingly, the deferred tax asset as at February 28, 2018 has been calculated based on the revised rate.

As of February 28, 2018 and February 28, 2017, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred. The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized. Therefore, a valuation allowance of $1,481,475 and $1,982,275, for the years ended February 28, 2018 and February 28, 2017, respectively, was recorded to offset deferred tax assets.

As of February 28, 2018 and February 28, 2017, the Company has approximately $7,054,643 and $5,830,222, respectively, of non-capital losses available to offset future taxable income.

As of February 28, 2018 and February 28, 2017, the Company is not subject to any uncertain tax positions.

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

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 29, 2018, the date the combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent event to report:

As disclosed in Note 7 to the combined financial statements, during May 2018, the Company issued 384,551 shares pursuant to Share Exchange Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of February 28, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2018 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Richard Hue	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	56

Mark Vange	Chief Technical Officer and a Director	47

Helen Bernardino	Director	58

The biographies of the directors and officers are set forth below as follows:

Richard Hue. Mr. Hue has been the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a director of the Company since October 2016. He has worked with companies in the service and technology industries. He is an experienced, passionate entrepreneur and self-professed, “startup junkie”. Mr. Hue’s experience working with companies in the service and technology sectors has offered founders experience and contacts in numerous fields. As lead investment manager of a privately managed family fund since September 1997, Mr. Hue also oversees many investments from real estate to technology. Mr. Hue began his career as an investment banker with one of Wall Street’s major investment banking institutions in 1988, providing him with many years of management and investment banking experience. His duties and responsibilities included: (i) researching and analyzing solutions for diversification and enhancement of portfolios; (ii) monitoring finances by analyzing cash flow and other financial statements; (iii) preparing valuation analyses; and (iv) analyzing data pertaining to debt and credit opportunities for various companies. And, as the former president of RT Equity Inc. from February 1995 to July 1998, a boutique merchant banking firm that was eventually acquired by a financial institution, Mr. Hue was responsible for overseeing the development of startups, restructuring business operations and expansions of private and public companies, many in the technology and biotech sector. In July, 1999, Mr Hue became the CEO of LaserMedia Communications Corp. which was publicly traded on both the US & Canadian Exchanges. Mr. Hue lead its ActFit brand to be one of the top selling products at Comp USA & Best Buy and AcitFit.com as one of the top fitness sites during the early internet days. Mr. Hue continues to successfully apply his investment and management skills to small and mid-cap companies both in North America and internationally.

Mark Vange. Mr. Vange has been the Chief Technical Officer of the Company since May 2013, as well as a technologist and entrepreneur for over two decades. Mr. Vange was chief technology officer of VR1 Inc. from 1995 to 2001, where he led the development of network technology to facilitate massively multiplayer online games. During 2004, Mr. Vange founded Mobile Post Production for rapid porting of applications between various mobile telephony platforms. He was also the chief technology officer of Electronic Arts, one of the World’s largest video game companies, from April 2011 to August 2012. Mr Vanage has formed and exited several technology driven companies and is also a successful advisor to companies and investment funds for technology that enables community building and business operations.

Helen Bernardino. Ms. Bernardino, who was appointed as a director in November 2017, has over 25 years of experience in the corporate industry. She was one of the early innovators of the online pharmacy space where she brought many innovative changes to the industry. Ms. Bernardino has been the Chief Operating Officer of My Private Pharmacy, since February 2009. Ms. Bernardino served as Chief Operating Officer of Suburban Drugs from April 1991 to February 2009, and as the Chief Executive Officer of RF Drugs from April 2003 to January 2009. All of these entities are retail pharmacies and RF Drugs was the first online pharmacies at that time.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As the Company’s common stock is not registered under the Exchange Act, compliance with Section 16(a) of the Exchange Act is not required.

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

Board Independence

Helen Bernardino is an “independent” director, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. As a requirement to listing our common stock on The Bulletin Board or the NASDAQ Capital Market or other exchange, we intend to retain independent directors in the future. The Board of Director’s composition (and that of our committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 28, 2018 and 2017, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended February 28, 2018 and 2017, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)		Option awards ($)		All other compensation ($)		Total ($)
Richard Hue (Chief Executive Officer, President,	2018	-0-	-0-		313,960	(2)	186,603		500,563
Treasurer/Chief Financial Officer) (1)	2017	-0-	38,694,414	(3)	-0-		183,435	(4)	38,877,849

James Liolios	2018	-0-	-0-		-0-		43,655		43,655
(Chief Operating Officer) (5)	2017	-0-	-0-		-0-		79,104	(6)	79,104

Rosy Rodriguez (Chief Executive Officer, President,	2018	n/a	n/a		n/a		n/a		n/a
Treasurer/Chief Financial Officer) (7)	2017	-0-	-0-		-0-		-0-		-0-

(1)	Mr. Hue has served in these capacities since October 2016.
(2)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 291%; risk free interest rate of 1.49%; expected life of 5 years; and expected dividend rate of 0%.
(3)	The fair value of the 1,000,000 shares of Series A preferred stock amounting to $38,694,414 was determined by an independent valuation using the assumptions i-e conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock-based compensation in the combined statements of operations during the year ended February 28, 2017.
(4)	Of the $183,435 due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amount of $183,435 has been accrued as due and payable.
(5)	Mr. Liolios served in this capacity from February 28, 2017 to November 24, 2017.
(6)	Of the $79,104 due and owing to Mr. Liolios as executive compensation, no amounts have been paid in cash and the entire amount of $79,104 has been accrued as due and payable
(7)	Ms. Rodriguez served in these capacities from inception of the company to October 2016.

The following table sets forth information with respect to options awards for the Named Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard Hue (1)	1,000,000	1,000,000	-0-	0.20	08/16/2022
James Liolios	-0-	-0-	-0-	n/a	n/a
Rosy Rodriguez	-0-	-0-	-0-	n/a	n/a

(1) Does not include options to purchase 513,000 shares of common stock granted to Mr. Hue’s wife.

In addition to the stock options shown in the above table, Mr. Hue was granted 1,000,000 shares of Series A Preferred Stock on April 20, 2017, which he still owns, based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Mr. Hue and his continuous dedication and loyalty to us, including undertaking of the development of the Gripevine technology. The shares of Series A Preferred Stock carry certain rights and preferences, including voting rights consisting of 200 votes for each one shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of common stock on a 1-for-100 basis, i.e. one share of Series A Preferred Stock for 100 shares of common stock.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of our executive officers or directors are parties to any employment contracts.

DIRECTOR COMPENSATION

We currently do not compensate our directors for acting as such. We also reimburse our directors for reasonable expenses incurred in connection with their service as directors. In connection with Ms. Bernardino’s appointment, the Board granted her an option to purchase 120,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), at an exercise price of $0.20 per share. Such option shall have a term of five (5) years and vested immediately upon the effective date of her appointment, November 27, 2017. The fair value of these options was determined at $19,353 using the Black-Scholes option pricing model with the following assumptions: volatility at 259%; risk free interest rate of 1.62%; expected life of 5 years; and expected dividend rate of 0%.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Nevada Revised Statutes (the “NRS”) and our bylaws. Under Nevada law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

(1)	such indemnification is expressly required to be made by law;
(2)	the proceeding was authorized by our Board of Directors;
(3)	such indemnification is provided by us, in our sole discretion, pursuant to the powers vested us under Nevada law; or
(4)	such indemnification is required to be made pursuant to the bylaws.

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advanced of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

Our bylaws also provide that no advance shall be made by us to any officer in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding; or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision- making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to our best interests.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of May 29, 2018 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 133,268,055 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of May 29, 2018.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED (1)		OWNED (1)

Richard Hue	Common	58,771,117	(2)	43.69%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

James Liolios	Common	7,875,000		5.91%
1282A Cornwall Road	Preferred	-0-		0%
Oakville, Ontario Canada L6J 7W5

322975 Alberta Ltd.	Common	7,500,000		5.63%
1033-80 Avenue, Suite 101	Preferred	-0-		0%
Edmonton, Alberta Canada T6E 1T4

Mark Vange	Common	550,000		0.41%
	Preferred	-0-	(3)	0%

Helen Bernardino	Common	120,000	(4)	0.09%
	Preferred	-0-		0%

All executive officers and	Common	59,441,117	(5)	44.13%
directors as a group (3 persons)	Preferred	1,000,000		100%

__________

(1)

Under Rule 13d-3, A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 29, 2018 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 29, 2018 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Includes 1,014,617 shares held of record by his wife and 1,256,500 shares of common stock issuable upon exercise of immediately exercisable stock options, of which 1,000,000 options are held by him and 256,500 options are held by his wife.

(3)	Includes 50,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(4)	Includes 120,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(5)	Includes 1,426,500 shares of common stock issuable upon exercise of immediately exercisable stock options.

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

Except as set forth below, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the last two completed fiscal years, or any currently proposed transaction, in which we were or were to be a participant and the amount involved which the amount exceeds the lesser of $120,000 or one percent of the average of our assets at year-end for the last two completed fiscal years, and in which any related person had a direct or indirect material interest.

SHAREHOLDER LOAN

At February 28, 2018 and 2017, balances due to related parties were $175,983 and $178,906, respectively, and balances due to a shareholder were $626,250 and $568,547, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders were incurred mainly in connection with the services and financing provided for the development of an online complaint resolution platform, and are owed to Richard Hue.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2018	2017
Audit fees	$33,000	$24,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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
2.1

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

3.1.3

Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on May 9, 2017.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

4.1	Form of Share Purchase Warrant dated December 1, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on January 13, 2017.

10.2

Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated December 6, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on March 3, 2017.

10.3	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on October 3, 2017.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K on June 14, 2017.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

GRIPEVINE INC.

Date: May 29, 2018	By:	/s/ Richard Hue
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

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief Financial Officer	May 29, 2018
Richard Hue

/s/ Helen Bernardino	Director	May 29, 2018
Helen Bernardino

/s/ Mark Vange	Director	May 29, 2018
Mark Vange

