Form 10-Q
period 2018-05-31
Gripevine Inc.
filed 2018-07-13
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2018

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

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

As of July 13, 2018, there were 134,132,604 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements". These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Interim Condensed Combined Financial Statements

Gripevine, Inc.

For the Quarterly Period Ended May 31, 2018

4

Gripevine, Inc. Interim Condensed Combined Financial Statements For the Quarterly Period Ended May 31, 2018 (Unaudited)

GRIPEVINE INC.

INTERIM CONDENSED COMBINED BALANCE SHEETS

AS AT MAY 31, 2018 (UNAUDITED) AND FEBRUARY 28, 2018 (AUDITED)

(Expressed in US dollars)

	As at May 31,	As at February 28,
	2018	2018
	$	$
ASSETS
Cash	88,804	24,008
Prepaid and other receivables	33,655	27,760
Total current assets	122,459	51,768

Equipment [Note 5]	27,403	32,118
Total assets	149,862	83,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable	61,730	11,532
Accrued liabilities	11,081	28,643
Loans Payable [Note 6]	1,984,847	2,034,671
Due to related parties [Note 6]	81,094	175,983
Due to a shareholder [Note 6]	604,791	626,250
Total current liabilities	2,743,543	2,877,079
Total liabilities	2,743,543	2,877,079

Stockholders' deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at May 31, 2018 and February 28, 2018, respectively [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 133,411,598 and 132,883,504 shares issued and outstanding as at May 31, 2018 and February 28, 2018, respectively [Note 7]	133,412	132,884
Common stock to be issued [Note 7]	2,227	1,249
Additional paid-in-capital	47,728,383	47,111,615
Accumulated other comprehensive income	150,972	118,660
Accumulated deficit	(50,609,675)	(50,158,601)
Total stockholders' deficiency	(2,593,681)	(2,793,193)
Total liabilities and stockholders' deficiency	149,862	83,886

Going concern [Note 3]
Commitments [Note 9]
Subsequent events [Note 10]

See accompanying notes

GRIPEVINE INC.

INTERIM CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	Three months ended May 31, 2018	Three months ended May 31, 2017
	$	$

REVENUE	—	—

EXPENSES
Stock based compensation [Note 7]	151,935	—
Research and development expenses [Note 8]	176,595	250,952
General and administrative expenses	122,544	96,652
Total operating expenses	451,074	347,604

Income taxes	—	—
Net loss	451,074	347,604

Foreign currency translation adjustment	32,312	48,295
Comprehensive loss	483,386	395,899

Loss per share, basic and diluted	0.0034	0.0029

Weighted average number of common shares outstanding	132,956,123	120,000,000

See accompanying notes

GRIPEVINE INC.

INTERIM CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	Three months	Three months
	ended May 31,	ended May 31,
	2018	2017
	$	$

OPERATING ACTIVITIES
Net loss for the period	(451,074)	(347,604)

Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	151,935	—
Depreciation	4,403	5,914

Changes in operating assets and liabilities:
Prepaid and other receivables	(6,242)	2,500
Accounts payable	50,694	4,335
Accrued liabilities	(17,435)	16,331
Cash used in operating activities	(267,719)	(318,524)

INVESTING ACTIVITIES
Purchase of equipment	—	(4,123)
Cash used in financing activities	—	(4,123)

FINANCING ACTIVITIES
Proceeds from issuance of shares	375,000	—
Loans Payable	(28,205)	321,004
Due to related parties	(2,389)	(13,876)
Due to a shareholder	(14,853)	34,398
Cash provided by financing activities	329,553	341,526

Net increase in cash during the period	61,834	18,879

Effect of foreign currency translation	2,962	4,512

Cash at beginning	24,008	32,678
Cash at end	88,804	56,069

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

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

MBE Holdings Inc. (“MBE”) was incorporated as a limited liability company on April 13, 2010 under the laws of the State of Delaware. MBE is engaged in research and development activities to offer an online complaint resolution platform for consumers and business, including ratings, reviews and pollings. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

As explained in Note 7 to the unaudited interim condensed combined financial statements, on February 28, 2017, the Company and MBE and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of approximately 5,248,626 shares of its common stock, par value $0.001, in exchange for 100% of equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of Gripevine.

As a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company has evaluated the guidance contained in ASC 805 with respect to the combinations among entities or businesses under common control and concluded that since the majority shareholders of the Company and MBE are same, therefore, this is a common control transaction and does not result in a change in control at the ultimate parent or the controlling shareholder level.

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

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited interim condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2018 and February 28, 2017 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended May 31, 2018, are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

As explained above in Note 1 to the unaudited interim condensed combined financial statements, as a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the FASB (ASC 805-50, Business Combinations – Common control transactions). Consequently, the unaudited interim condensed combined financial statements have been prepared as if the Company and MBE were a single organization by the aggregation of their financial statements from the beginning of the previous year and the elimination of transactions and balances between them.

3. GOING CONCERN

The unaudited interim condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at May 31, 2018 and February 28, 2018 had a working capital deficiency of $2,621,084 and $2,825,311 respectively and an accumulated deficit of $50,609,675 and $50,158,601, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the combined financial statements. The combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited interim combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: stock-based compensation, fair value of warrants, useful lives of equipment, deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the FASB, ASC Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at May 31, 2018 and February 28, 2018.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Stock Based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On April 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our combined financial position and/or results of operations.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on our combined financial position and/or results of operations, however, the management has begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

5. EQUIPMENT

	As at May 31, 2018	As at February 28, 2018
	$	$

Furniture	38,015	38,428
Computer equipment	32,058	32,406
Total cost	70,073	70,834
Less: Accumulated depreciation	(42,670)	(38,716)
	27,403	32,118

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand. These loans payable as at May 31, 2018 and February 28, 2018 are denominated in Canadian dollar (CAD 2,569,979 and CAD 2,606,211, respectively).

Due to related parties and due to a shareholder

The balances due to related parties and a shareholder are mainly in connection with the consulting services and financing provided for the development of an online complaint resolution platform as explained in Note 1 to the unaudited interim condensed combined financial statements. These balances are interest free, unsecured and are repayable on demand.

On May 30, 2018, the Company finalized a Debt Settlement Agreement with a related party of the Company. Pursuant to this agreement, the Company issued 435,000 Common Stock Shares which were fair valued at $91,350, based on the market price of the share on the date of settlement. The related debt was reduced by this amount and accordingly no gain or loss was recorded on settlement.

Due to related parties as at May 31, 2018 and February 28, 2018 are denominated in Canadian dollar (CAD 105,000 and CAD 225,417 respectively).

Due to a shareholder as at May 31, 2018 and February 28, 2018 are denominated in Canadian dollar (CAD 783,084 and CAD 802,164 respectively).

7. STOCKHOLDERS’ DEFICIENCY

Share Exchange Agreement

On February 28, 2017, the Company, MBE and the shareholders of MBE entered into a Share Exchange Agreement (the “Share Exchange Agreement”). The Board of Directors of the Company approved the execution and consummation of the transaction under the Share Exchange Agreement on February 28, 2017.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

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

During September to November 2017, the Company issued 4,720,532 shares in connection with the Share Exchange Agreement as explained above. And during March to May 2018, the remaining shares of 528,094 were also issued.

On January 5, 2018, the Company issued 5,674,944 shares in connection with past services provided by a number of consultants. The fair value of these shares amounting to $1,418,736, were determined based on the market price at the time of issuance and is included in stock-based compensation in the combined statement of operations.

On January 8, 2018, the Company issued 2,488,028 shares in connection with the private placements at a price of $0.35 per common stock.

On May 30, 2018 the Company approved to issue 435,000 Common Stock Shares in connection with a Debt Settlement Agreement as explained in Note 6 to the unaudited interim condensed combined financial statements of the Company.

As at May 31, 2018 the Company has 133,411,598 outstanding common stock comprising of 88,411,598 restricted stock and 45,000,000 unrestricted stock. As at February 28, 2018, the Company had 132,883,504 outstanding common stock comprising of 87,883,504 restricted stock and 45,000,000 unrestricted stock.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

Common stock to be issued

Common stock to be issued of 2,227,435 ($2,227) shares comprise of:

•	During December 2017 and January 2018, the Company sold 721,007 shares of common stock to investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $252,352. These shares were subsequently issued in July 2018 (Refer to Note 10);

•	435,000 shares of common stock in connection with Debt Settlement Agreement as explained in Note 6 to the interim condensed combined financial statements; and

•	During March to May 2018, the Company sold 1,071,428 shares of common stock to investors through a private placement at a price of $0.35 per common stock and received gross proceeds of $375,000.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

At grant date the fair value of these warrants was determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock-based compensation in the combined statements of operations during the year (fourth quarter) ended February 28, 2017.

As at May 31, 2018 and February 28, 2018, there were 18,275,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.50 and 1.75 years, respectively.

Stock Based Options

On August 16, 2017 (Tranche 1), the Company approved Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options and issued 5,486,500 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.

On November 27, 2017 (Tranche 2), the Company approved the issue of a second tranche of 120,000 options to a new Director of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

On May 14, 2018 (Tranche 3), the Company issued a third tranche of 2,000,000 options to a new Consultant of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

As at May 31, 2018 and February 28, 2018, the company has 7,606,500 and 5,606,500 outstanding options respectively.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Forfeiture rate	0.00%	0.00%	0.00%
Stock price	$0.20	$0.20	$0.20
Exercise price	$0.20	$0.20	$0.235
Volatility	291%	259%	136%
Market price	$0.20	$0.20	$0.20
Risk free interest rate	1.49%	1.62%	2.70%
Expected life	5 Years	5 Years	5 Years
Expected dividend rate	0.00%	0.00%	0.00%
Fair value of options	$0.20	$0.20	$0.20

For Tranche 1, 50% of the grants will vest immediately and 50% will vest one year from grant date, for Tranche 2, 100% of the grants vest immediately, for Tranche 3, 25% of the grants vest on October 14, 2018 and thereafter 12.5% every quarter starting from January 31, 2019 until April 30, 2020.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price

Granted	7,606,500	0.209
Exercised	—	0.209
Outstanding as of May 31, 2018	7,606,500	0.209

The fair values of options relating to Tranche 1, Tranche 2 and Tranche 3 at the issuance dates were determined at $1,087,917, $19,353 and $308,668 respectively, which are to be expensed based on vesting conditions.

During the quarter ended May 31, 2018, the Company recorded $151,935 relating to the above Tranches (2017: nil) and were included in stock-based compensation in the statement of operations with corresponding credit to additional paid-in-capital.

As at May 31, 2018 there were 7,606,500 stock options outstanding, 2,861,500 vested and with a remaining contractual life term ranges from 4.21 to 4.95 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the periods ended May 31, 2018 and 2017 include consulting charges from shareholders and related parties of $46,710 and $56,998, respectively.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For The Three Months Ended May 31, 2018 (Expressed in US dollars)

9. COMMITMENTS

On March 8, 2016, the Company entered into an operating lease contract for its office premises in Oakville, Ontario for a three year and eight months term commenced from May 1, 2016. The monthly lease payment is between $2,587 to $3,777 plus applicable taxes.

On December 6, 2016, the Company entered into a second operating lease contract for its additional office premises in Oakville, Ontario for a three year term commencing from January 1, 2017. The monthly lease payment is between $1,931 to $2,935 plus applicable taxes.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 13, 2018, the date the interim condensed combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent event to report:

As disclosed in Note 7 to the combined financial statements, during July 2018, the Company issued 721,007 shares pursuant to private placement funds received in December 2017 and January 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Condensed Combined Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2018. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Gripevine, Inc., formerly known as Baixo Relocation Services, Inc. (the "Company"), was incorporated in the state of Nevada on January 7, 2014, to operate as a relocation service provider for clients moving to the State of Goa, India. On May 31, 2016, Rosy Rodrigues, our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements effective October 3, 2016 with certain individuals and/or entities, and sold and transferred the control block of the Company consisting of 5,000,000 shares of restricted common stock, representing approximately 62.5% of the total issued and outstanding shares of common stock and resulting in a change in control.

Effective February 28, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”), pursuant to which Share Exchange Agreement we acquired all the technology and assets and assume all liabilities of MBE and MBE became our wholly-owned subsidiary. In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 shares of our restricted common stock were to be issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE. As of the date of this Quarterly Report, all 5,248,626 shares of our restricted common stock have been issued to the MBE Shareholders. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Exchange Agreement”.

Since consummation of the Share Exchange Agreement resulting in MBE being our wholly-owned subsidiary, we have been involved in the ongoing development and marketing of “Gripevine”, which is a customer feedback platform for social customer service and consumer reviews. “Gripevine” includes a proprietary process to assist companies in managing the customer feedback (the “Gripevine Proprietary Process” or “Gripevine”). The Gripevine Proprietary Process helps consumers achieve resolutions while enabling businesses with a cost-efficient way to manage reputation and improve consumer loyalty. Our platform includes the management of ratings, reviews, complaint resolution statuses while offering market data collection features such as scoring, polling, comments, voting, and credibility points – all with the aim of creating a home for connections, resolution, business improvement, and loyalty enhancement. Consumers with legitimate customer feedback can post it (“plant a gripe”) and connect with companies who in turn can interact with their customers on a level playing field to find an amicable resolution.

Unlike other review sites that cater specifically to accumulating and displaying consumer feedback and creating pay-walls in order to connect directly with consumers, the Gripevine business model offers a pay-wall free solution so that both consumers and businesses can connect and resolve freely. Management of the Corporation believes that the Gripevine Proprietary Process brings fairness and balance by: (i) ensuring users are real; (ii) allowing companies to reach out and verify customer identity; (iii) flagging as fake those consumers who are not identifiable; and (iv) providing companies free access to their customers. Gripevine’s unique proposition in this social customer experience space is to create consumer-company connections in order to create brand reputation and drive loyalty through efficient and effective handling of online customer feedback and commentary.

As Gripevine prepares to transition from its current R&D beta stage to marketing its platform to both consumers and businesses it has identified several opportunities in the customer feedback space. Gripevine sees its consumer to business social platform as a powerful social customer feedback engine connecting consumers to companies while its back end proprietary social CRM dashboard holds tremendous possibilities as a stand-alone customer success engine managing the customer feedback cycle.

Results of Operations

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three-month period ended May 31, 2018 and should be read in conjunction with the Company’s audited combined financial statements for the year ended February 28, 2018 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three-Month Period Ended May 31, 2018 Compared to Three-Month Period Ended May 31, 2017

Total Revenue. We did not generate any revenue during the three-month periods ended May 31, 2018 or May 31, 2017.

Operating expenses. During the three-month period ended May 31, 2018, we incurred operating expenses in the amount of $451,074, compared to operating expenses incurred during the comparable 2017 period of $347,604 (an increase of $103,470). Operating expenses include: (i) general and administrative of $122,544 (2017: $96,652); (ii) research and development expenses of $176,595 (2017: $250,952); and (iii) stock-based compensation of $151,935 (2017: $-0-). General and administrative expenses increased by $25,892 mainly due to hiring of an Administrative Assistant. Research and development expenses decreased by $74,357 based on streamlining the services and scope of work of existing consultants. Stock based compensation also increased by $151,935 relating to allocation of stock options issued, based on vesting dates.

Net Loss. Thus, during the three-month period ended May 31, 2018, a net loss of ($451,074) was incurred, compared to a net loss of ($347,604) for the three months ended May 31, 2017.

Translation Adjustment. During the three-month period ended May 31, 2018, we incurred a translation adjustment of $32,312 compared to $48,295 for the 2017 period, representing change in the foreign exchange rate as a result of translating transaction and balances of our Canadian-based subsidiary.

Comprehensive loss. This resulted in comprehensive loss of $483,386 or $0.0034 per share for the three-month period ended May 31, 2018 compared to a comprehensive loss of $395,899 or $0.0029 per share for the 2017 period. The weighted average number of shares outstanding was 132,956,123 for three-month period ended May 31, 2018 compared to 120,000,000 for three month period ended May 31, 2017.

Liquidity and Capital Resources

As of May 31, 2018

As at May 31, 2018, our current assets were $122,459 and our current liabilities were $2,743,543, which resulted in a working capital deficit of $2,621,084. At May 31, 2018, current assets were comprised of: (i) $88,804 in cash; and (ii) $33,655 in prepaid and other receivables, while current liabilities were comprised of: (i) $61,730 in accounts payable; (ii) $11,081 in accrued liabilities; (iii) $1,984,847 in loans payable; (iv) $81,094 due to related parties; and (v) $604,791 due to shareholder.

As of May 31, 2018, our total assets were $149,862 comprised of: (i) current assets of $122,459; and (ii) equipment, net of depreciation of $27,403. The increase in total assets during the three-month period ended May 31, 2018 from fiscal year ended February 28, 2018 was primarily due to an increase in cash of $65,976.

As of May 31, 2018, our total liabilities were $2,743,543 comprised of current liabilities. The decrease of $133,536 in total liabilities during the three-month period ended May 31, 2018 from fiscal year ended February 28, 2018 was primarily due to decreases in due to related parties of $94,889, loans payable of $49,824, amounts due to a shareholder of $21,459 and accrued liabilities of $17,562, offset by increases in accounts payable of $50,198.

Stockholders’ deficit decreased from ($2,793,193) for fiscal year ended February 28, 2018 to ($2,593,681) for the three-month period ended May 31, 2018.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three-month period ended May 31, 2018, net cash flows used in operating activities was ($267,719) compared to ($318,524) for the comparable 2017 period. Net cash flows used in operating activities consisted primarily of net loss of ($451,074) (2017: $347,604), which was adjusted by stock-based compensation of $151,935 (2017: $-0-) and depreciation of $4,403 (2017: $5,914). Net cash flows used in operating activities was further changed by: (i) an increase of $6,242 (2017: ($2,500)) in prepaid expenses and other receivables; (ii) an increase of $50,694 (2017: $4,335) in accounts payable; and (iii) a decrease of ($17,435) (2017: $16,331) in accrued liabilities.

Cash Flows from Investing Activities

For the three-month period ended May 31, 2018, we did not use any cash for investing activities, as compared to $4,123 used in 2017 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three-month period ended May 31, 2018 was $329,553, which consisted of: $375,000 in proceeds from issuance of shares, offset by (i) ($28,205) in loans payable; (ii) ($2,389) in due to related parties and (iii) ($14,853) due to a shareholder. During the three-month period ended May 31, 2017, cash flows provided by financing activities was $341,526, which consisted of $321,004 in loans payable and $34,398 due to a shareholder, which was offset by ($13,876) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended May 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at May 31, 2018, we had an accumulated deficit of $50,609,675 and we will require additional financing in order to enable us to proceed with our plan of operations.

When we will require additional financing, there can be no assurance that additional financing will be available to us, or that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

Recent Accounting Pronouncements

Please see Note 4 — “Summary of Significant Accounting Policies” to the Unaudited Interim Condensed Combined Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended May 31, 2018 to the critical accounting policies reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2018. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

During the three-month period ended May 31, 2018 and to current date, we have engaged in private placements of our shares of restricted common stock in reliance on Regulation S promulgated under the Securities Act.

During the three-month period ended May 31, 2018 pursuant to subscription agreements (“Subscription Agreements”), we sold an aggregate 1,071,428 shares of our restricted common stock in a private placement offering to certain non-U.S. investors at a price of $0.35 per share of common stock and received gross proceeds of $375,000. As of the date of this Quarterly Report, these shares had not been issued.

The securities referenced above were issued in reliance on the exemption from registration afforded by Regulation S promulgated under the Securities Act as a transaction by an issuer not involving a public offering. Such shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended May 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

Debt Settlement

On May 30, 2018, the Company finalized a Debt Settlement Agreement with a related party of the Company. Pursuant to this agreement, the Company issued 435,000 Common Stock Shares which were fair valued at $91,350, based on the market price of the share on the date of settlement. The related debt was reduced by this amount and accordingly no gain or loss was recorded on settlement. As of the date of this Quarterly Report, these shares had not been issued.

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

3.1

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

10.1

Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated December 6, 2016 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on March 3, 2017.

10.2	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on October 3, 2017.

10.3	Debt Settlement Agreement dated May 30, 2018

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

____________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIPVINE INC.

Date: July 13, 2018	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

