Form 10-Q
period 2018-08-31
Gripevine Inc.
filed 2018-10-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2018

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

As of October 15, 2018, there were 135,918,318 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Interim Condensed Combined Financial Statements

Gripevine, Inc.

For the Quarterly Period Ended August 31, 2018

4

Gripevine, Inc.

Interim Condensed Combined Financial Statements

For the Quarterly Period Ended August 31, 2018 (Unaudited)

GRIPEVINE INC.

INTERIM CONDENSED COMBINED BALANCE SHEETS

AS AT AUGUST 31, 2018 (UNAUDITED) AND FEBRUARY 28, 2018 (AUDITED)

(Expressed in US dollars)

	As at August 31, 2018	As at February 28, 2018
	$	$
ASSETS
Cash	117,439	24,008
Prepaid and other receivables	30,423	27,760
Total current assets	147,862	51,768

Equipment [Note 5]	29,528	32,118
Total assets	177,390	83,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable	41,787	11,532
Accrued liabilities	16,442	28,643
Loans payable [Note 6]	2,072,221	2,034,671
Due to related parties [Note 6]	80,429	175,983
Due to a shareholder [Note 6]	590,221	626,250
Total current liabilities	2,801,100	2,877,079
Total liabilities	2,801,100	2,877,079

Stockholders' deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at August 31, 2018 and February 28, 2018, respectively [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 135,918,318 and 132,883,504 shares issued and outstanding as at August 31, 2018 and February 28, 2018, respectively [Note 7]	135,918	132,884
Common stock to be issued, 435,000 and 1,249,101 shares to be issued as at August 31, 2018 and February 28, 2018, respectively [Note 7]	435	1,249
Additional paid-in-capital	48,131,832	47,111,615
Accumulated other comprehensive income	170,904	118,660
Accumulated deficit	(51,063,799)	(50,158,601)
Total stockholders' deficiency	(2,623,710)	(2,793,193)
Total liabilities and stockholders' deficiency	177,390	83,886

Going concern [Note 3]
Commitments [Note 9]
Subsequent events [Note 10]

See accompanying notes

GRIPEVINE INC.

INTERIM CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	For the Three Months Ended August 31, 2018	For the Three Months Ended August 31, 2017	For the Six Months Ended August 31, 2018	For the Six Months Ended August 31, 2017
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
Stock-based compensation [Note 7]	154,153	588,970	306,088	588,970
Research and development expenses [Note 8]	175,547	202,130	352,142	453,082
General and administrative expenses	124,424	85,903	246,968	182,556
Total operating expenses	454,124	877,003	905,198	1,224,608

Income taxes	—	—	—	—
Net loss	454,124	877,003	905,198	1,224,608

Foreign currency translation adjustment	19,932	(232,279)	52,244	(183,984)
Comprehensive loss	474,056	644,724	957,442	1,040,624

Loss per share, basic and diluted	0.0034	0.0073	0.0068	0.0102

Weighted average number of common shares outstanding	134,592,150	120,000,000	133,774,136	120,000,000

See accompanying notes

GRIPEVINE INC.
INTERIM CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	For the Six Months Ended August 31, 2018	For the Six Months Ended August 31, 2017
	$	$
OPERATING ACTIVITIES
Net loss for the period	(905,198)	(1,224,608)

Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	306,088	588,970
Depreciation	6,915	11,917

Changes in operating assets and liabilities:
Prepaid and other receivables	(3,206)	7,926
Accounts payable	30,629	9,345
Accrued liabilities	(11,924)	(49,048)
Cash used in operating activities	(576,696)	(655,498)

INVESTING ACTIVITIES
Purchase of equipment	(4,901)	(9,318)
Cash used in investing activities	(4,901)	(9,318)

FINANCING ACTIVITIES
Proceeds from issuance of shares	625,000	505,980
Loans payable	76,376	240,219
Due to related parties	(1,480)	(8,818)
Due to a shareholder	(24,384)	64,099
Cash provided by financing activities	675,512	801,480

Net increase in cash during the period	93,915	136,664

Effect of foreign currency translation	(484)	(15,685)

Cash at beginning	24,008	32,678
Cash at end	117,439	153,657

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

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

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited interim condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2018 and February 28, 2017 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three and six months ended August 31, 2018, are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

As explained above in Note 1 to the unaudited interim condensed combined financial statements, as a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the FASB (ASC 805-50). Consequently, the unaudited interim condensed combined financial statements have been prepared as if the Company and MBE were a single organization by the aggregation of their financial statements from the beginning of the previous year and the elimination of transactions and balances between them.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

3. GOING CONCERN

The unaudited interim condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at August 31, 2018 and February 28, 2018, had a working capital deficiency of $2,653,239 and $2,825,311 respectively and an accumulated deficit of $51,063,799 and $50,158,601, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company.

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

Loss Per Share

The Company has adopted the FASB, ASC Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at August 31, 2018 and February 28, 2018.

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

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, and therefore, bear minimal credit risk.

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

On March 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our combined financial position and/or results of operations.

On March 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

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

5. EQUIPMENT

	As at August 31	As at February 28
	2018	2018
	$	$

Furniture	37,704	38,428
Computer equipment	36,664	32,406
Total cost	74,368	70,834
Less: Accumulated depreciation	(44,840)	(38,716)
	29,528	32,118

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand. These loans payable as at August 31, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 2,705,284 and CAD 2,606,211, respectively).

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

On May 30, 2018, the Company finalized a Debt Settlement Agreement with a related party of the Company. Pursuant to this agreement, the Company issued 435,000 common shares which were fair valued at $91,350, based on the market price of the shares on the date of settlement. The related debt was reduced by this amount and accordingly no gain or loss was recorded on settlement.

Due to related parties as at August 31, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 105,000 and CAD 225,417 respectively).

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER (continued)

Due to a shareholder as at August 31, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 770,533 and CAD 802,164 respectively).

7. STOCKHOLDERS’ DEFICIENCY

Share Exchange Agreement

On February 28, 2017, the Company, MBE and the shareholders of MBE entered into a Share Exchange Agreement (the “Share Exchange Agreement”). The Board of Directors of the Company approved the execution and consummation of the transaction under the Share Exchange Agreement on February 28, 2017.

In accordance with the terms and provisions of the Share Exchange Agreement, the Company issued an aggregate of 5,248,626 shares of its restricted common stock to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE (constituting 100%), thus making MBE its wholly-owned subsidiary. The Board of Directors of the Company and MBE deemed it in the best interests of the respective shareholders to enter into the Share Exchange Agreement pursuant to which the Company would acquire all the technology and assets and assume all liabilities of MBE.

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

During September to November 2017, the Company issued 4,720,532 shares in connection with the Share Exchange Agreement as explained above. And during March to May 2018, the remaining 528,094 shares were also issued.

On January 5, 2018, the Company issued 5,674,944 shares in connection with past services provided by a number of consultants. The fair value of these shares amounting to $1,418,736, were determined based on the market price at the time of issuance and is included in stock-based compensation in the combined statement of operations.

On January 8, 2018, the Company issued 2,488,028 shares in connection with the private placements at a price of $0.35 per common share.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

On May 30, 2018 the Company approved to issue 435,000 common shares in connection with a Debt Settlement Agreement as explained in Note 6 to the interim condensed combined financial statements of the Company.

On July 4, 2018, the Company issued 721,006 shares in connection with the private placements which took place during December 2017 and January 2018 at a price of $0.35 per common share. The shares were initially classified to common stock to be issued.

On July 26, 2018, the Company issued 1,785,714 shares in connection with the private placements at a price of $0.35 per common share.

As at August 31, 2018 the Company has 135,918,318 outstanding shares of common stock comprising of 90,918,318 restricted shares and 45,000,000 unrestricted shares. As at February 28, 2018, the Company had 132,883,504 outstanding shares of common stock comprising of 87,883,504 restricted shares and 45,000,000 unrestricted shares.

Common stock to be issued

As at August 31, 2018, common stock to be issued comprised of 435,000 (February 28, 2018: 1,249,101) shares of common stock in connection with a Debt Settlement Agreement as explained in Note 6 to the interim condensed combined financial statements.

Preferred stock

On April 20, 2017, the Board of Directors authorized the issuance of the 1,000,000 shares of Series A Preferred Stock to its sole executive officer and member of the Board of Directors in consideration of his services performed during the year ended February 28, 2017. These preferred shares contain certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stock holder to receive 20% of the aggregate valuation of such merger;

•	The holder can convert each share of preferred stock into 100 shares of common stock; and

•	Each share of preferred stock shall be entitled to cast 200 votes.

The fair value of these 1,000,000 preferred shares amounting to $38,694,414 was determined by an independent valuation using the assumptions i. e. conversion value, control premium of 11.15% based on similar publicly trading companies, voting and sale/merger rights of the stock and stock price of $0.69. As the issuance of preferred stock related to past services, therefore, this amount was recorded as stock-based compensation in the combined statements of operations during the year ended February 28, 2017.

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants was measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price of $0.12 per share;

•	Exercise price of $0.40 per share’

•	Volatility at 265%;

•	Risk free interest rate of 1.45%;

•	Expected life of 3 years; and

•	Expected dividend rate of 0%

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

At grant date the fair value of these warrants was determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock-based compensation in the combined statements of operations during the year (fourth quarter) ended February 28, 2017.

As at August 31, 2018 and February 28, 2018, there were 18,275,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.25 and 1.75 years, respectively.

Stock Based Options

On August 16, 2017 (Tranche 1), the Company approved a Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options and issued 5,486,500 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such persons an interest in the success of the Company.

On November 27, 2017 (Tranche 2), the Company approved the issue of a second tranche of 120,000 options to a new Director of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

On May 14, 2018 (Tranche 3), the Company issued a third tranche of 2,000,000 options to a new Consultant of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options. On July 31, 2018, this contract with the Consultant was terminated and the 2,000,000 options were forfeited.

As at August 31, 2018 and February 28, 2018, the Company has issued 5,606,500 options respectively.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Forfeiture rate	0.00%	0.00%	0.00%
Stock price	$0.200	$0.200	$0.200
Exercise price	$0.200	$0.200	$0.235
Volatility	291%	259%	136%
Market price	$0.200	$0.200	$0.200
Risk free interest rate	1.49%	1.62%	2.70%
Expected life	5Years	5Years	5Years
Expected dividend rate	0.00%	0.00%	0.00%
Fair value of options	$0.200	$0.200	$0.200

For Tranche 1, 50% of the grants will vest immediately and 50% will vest one year from grant date, for Tranche 2, 100% of the grants vest immediately, for Tranche 3, 25% of the grants vest on October 14, 2018 and thereafter 12.5% every quarter. 100% of the options for Tranche 3 have been forfeited.

All grants will expire on the fifth anniversary of the grant date. The risk-free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The volatility was determined based on the Company’s historical stock prices. The expected forfeiture (attrition) rates were based on the position of the consultants receiving the options. The dividend yield was based on an expected future dividend rate for the period at the time of grant.

Gripevine, Inc. Notes to Interim Condensed Combined Financial Statements For the Quarterly Period Ended August 31, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price

Granted	7,606,500	0.209
Excercised	—	0.209
Forfeited	(2,000,000)	0.235
Outstanding as of August 31, 2018	5,606,500	0.200

The fair values of options relating to Tranche 1, Tranche 2 and Tranche 3 at the issuance dates were determined at $1,087,917, $19,353 and $308,668 respectively, which are to be expensed based on vesting conditions.

During the quarter ended August 31, 2018, the Company recorded $154,153 relating to the above Tranches (2017: $588,970) and were included in stock-based compensation in the statement of operations with corresponding credit to additional paid-in-capital.

As at August 31, 2018, there were 5,606,500 stock options outstanding and vested, with remaining contractual life term ranges from 4.00 to 4.25 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the three months ended August 31, 2018 and 2017 include consulting charges from shareholders and related parties of $45,804 and $64,843, respectively.

9. COMMITMENTS

On March 8, 2016, the Company entered into an operating lease contract for its office premises in Oakville, Ontario for a three year and eight months term which commenced on May 1, 2016. The monthly lease payment is between $2,566 to $3,746 plus applicable taxes.

On December 6, 2016, the Company entered into a second operating lease contract for its additional office premises in Oakville, Ontario for a three-year term commencing from January 1, 2017. The monthly lease payment is between $1,915 to $2,911 plus applicable taxes.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to October 15, 2018, the date the interim condensed combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined there were no subsequent events to report.

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

Overview

Gripevine, Inc., formerly known as Baixo Relocation Services, Inc. (the “Company”), was incorporated in the state of Nevada on January 7, 2014, to operate as a relocation service provider for clients moving to the State of Goa, India. On May 31, 2016, Rosy Rodrigues, our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements effective October 3, 2016 with certain individuals and/or entities, and sold and transferred the control block of the Company consisting of 5,000,000 shares of restricted common stock, representing approximately 62.5% of the total issued and outstanding shares of common stock and resulting in a change in control.

Effective February 28, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”), pursuant to which Share Exchange Agreement we acquired all the technology and assets and assumed all liabilities of MBE, and MBE became our wholly-owned subsidiary. In accordance with the terms and provisions of the Share Exchange Agreement, an aggregate of 5,248,626 shares of our restricted common stock were issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE.

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

As Gripevine prepares to transition from its current R&D beta stage to marketing its platform to both consumers and businesses it has identify several opportunities in the customer feedback space. Gripevine sees its consumer to business social platform as a powerful social customer feedback engine connecting consumers to companies while its back end proprietary social CRM dashboard holds tremendous possibilities as a stand-alone customer success engine managing the customer feedback cycle.

Results of Operations

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three- and six-months periods ended August 31, 2018, and should be read in conjunction with the Company’s audited combined financial statements for the year ended February 28, 2018 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018.

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

Three-Months Period Ended August 31, 2018 Compared to Three-Months Period Ended August 31, 2017

Total Revenue. We did not generate any revenue during the three-months periods ended August 31, 2018 or August 31, 2017.

Operating expenses. During the three-months period ended August 31, 2018, we incurred operating expenses in the amount of $454,124, compared to operating expenses incurred during the comparable 2017 period of $877,003 (a decrease of $422,879). Operating expenses include: (i) general and administrative of $124,424 (2017: $85,903); (ii) research and development expenses of $175,547 (2017: $202,130); and (iii) stock-based compensation of $154,153 (2017: $588,970). General and administrative expenses increased by $38,521 mainly due to the hiring of an administrative consultant. Research and development expenses decreased by $26,583 due to efforts to streamline the services of existing consultants. Stock based compensation also decreased by $434,817 due to a lower allocation of fair value of 5,486,500 stock options granted in 2017.

Net Loss. Thus, during the three-months period ended August 31, 2018, a net loss of ($454,124) was incurred, compared to a net loss of ($877,003) for the three months ended August 31, 2017.

Translation Adjustment. During the three-months period ended August 31, 2018, we incurred a translation adjustment of $19,932 compared to ($232,279) for the 2017 period, representing change in the foreign exchange rate as a result of translating transaction and balances of our Canadian-based subsidiary.

Comprehensive loss. This resulted in a comprehensive loss of $474,056 or $0.0034 per share for the three-months period ended August 31, 2018 compared to a comprehensive loss of $644,724 or $0.0073 per share for the 2017 period. The weighted average number of shares outstanding was 134,592,150 for three-months period ended August 31, 2018 compared to 120,000,000 for three-months period ended August 31, 2017.

Six-Months Period Ended August 31, 2018 Compared to Six-Months Period Ended August 31, 2017

Total Revenue. We did not generate any revenue during the six-months periods ended August 31, 2018 or August 31, 2017.

Operating expenses. During the six-months period ended August 31, 2018, we incurred operating expenses in the amount of $905,198, compared to operating expenses incurred during the comparable 2017 period of $1,224,608 (a decrease of $319,410). Operating expenses include: (i) general and administrative of $246,968 (2017: $182,556); (ii) research and development expenses of $352,142 (2017: $453,082); and (iii) stock-based compensation of $306,088 (2017: $588,970). General and administrative expenses increased by $64,412 mainly due to the hiring of an administrative consultant. Research and development expenses decreased by $100,940 due to efforts to streamline the services of existing consultants. Stock based compensation also decreased by $282,882 due to a lower allocation of the fair value of 5,486,500 stock options granted in 2017.

Net Loss. Thus, during the six-months period ended August 31, 2018, a net loss of ($905,198) was incurred, compared to a net loss of ($1,224,608) for the six months ended August 31, 2017.

Translation Adjustment. During the six-months period ended August 31, 2018, we incurred a translation adjustment of $52,244 compared to ($183,984) for the 2017 period, representing change in the foreign exchange rate as a result of translating transaction and balances of our Canadian-based subsidiary.

Comprehensive loss. This resulted in a comprehensive loss of $957,442 or $0.0068 per share for the six-months period ended August 31, 2018 compared to a comprehensive loss of $1,040,624 or $0.0102 per share for the 2017 period. The weighted average number of shares outstanding was 133,774,136 for six-months period ended August 31, 2018 compared to 120,000,000 for six-months period ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2018

As at August 31, 2018, our current assets were $147,862 and our current liabilities were $2,801,100, which resulted in a working capital deficit of $2,653,238. At August 31, 2018, current assets were comprised of: (i) $117,439 in cash; and (ii) $30,423 in prepaid and other receivables, while current liabilities were comprised of: (i) $41,787 in accounts payable; (ii) $16,442 in accrued liabilities; (iii) $2,072,221 in loans payable; (iv) $80,429 due to related parties; and (v) $590,221 due to shareholder.

As of August 31, 2018, our total assets were $177,390 comprised of: (i) current assets of $147,862; and (ii) equipment, net of depreciation of $29,528. The increase in total assets during the six-months period ended August 31, 2018 from fiscal year ended February 28, 2018 was primarily due to an increase in cash of $93,431.

As of August 31, 2018, our total liabilities were $2,801,100 comprised of current liabilities. The decrease of $75,979 in total liabilities during the six-months period ended August 31, 2018 from fiscal year ended February 28, 2018 was primarily due to decreases in accrued liabilities of $12,201, due to related parties of $95,554, and amounts due to a shareholder of $36,029, offset by increases in accounts payable of $30,255 and loans payable of $37,550.

Stockholders’ deficit decreased from ($2,793,193) at February 28, 2018 to ($2,623,710) at August 31, 2018.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six-months period ended August 31, 2018, net cash flows used in operating activities was ($576,696) compared to ($655,498) for the comparable 2017 period. Net cash flows used in operating activities consisted primarily of net loss of ($905,198) (2017: $1,224,608), which was adjusted by stock-based compensation of $306,088 (2017: $588,970) and depreciation of $6,915 (2017: $11,917). Net cash flows used in operating activities was further changed by: (i) an increase to $3,206 (2017: ($7,926)) in prepaid and other receivables; (ii) an increase to $30,629 (2017: $9,345) in accounts payable; and (iii) a decrease to ($11,924) (2017: ($49,048)) in accrued liabilities.

Cash Flows from Investing Activities

For the six-months period ended August 31, 2018, we used $4,901 for the purchase of equipment, as compared to $9,318 used in 2017 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the six-months period ended August 31, 2018 was $675,512, which consisted of: $625,000 in proceeds from issuance of shares and $76,376 in proceeds from loans payable, offset by (i) ($1,480) in due to related parties and (ii) ($24,384) due to a shareholder. During the six-months period ended August 31, 2017, cash flows provided by financing activities was $801,480, which consisted of $505,980 in proceeds from the issuance of shares, $240,219 in loans payable, and $64,099 due to a shareholder, which was offset by ($8,818) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended August 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2018, we had an accumulated deficit of $51,063,799 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

Please see Note 4 — “Summary of Significant Accounting Policies” to the Condensed Combined Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended August 31, 2018 to the critical accounting policies reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2018. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

During the three-months period ended August 31, 2018 and to current date, we have engaged in private placements of our shares of restricted common stock in reliance on Regulation S promulgated under the Securities Act.

During the three-months period ended August 31, 2018 pursuant to subscription agreements (“Subscription Agreements”), we sold an aggregate 714,286 shares of our restricted common stock in a private placement offering to certain non-U.S. investors at a price of $0.35 per share of common stock and received gross proceeds of $250,000. As of the date of this Quarterly Report, all these shares had been issued.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended August 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

10.2	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K on October 3, 2017.

10.3	Debt Settlement Agreement dated May 30, 2018 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Form 10-Q on July 13, 2018.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

GRIPVINE INC.

October 15, 2018	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

