Form 10-Q
period 2018-11-30
Gripevine Inc.
filed 2019-01-14
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 14, 2019, there were 136,353,318 shares of our common stock issued and outstanding, par value $0.001.

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

Gripevine, Inc.

For the Quarterly Period Ended November 30, 2018

4

Gripevine, Inc.

Interim Condensed Combined Financial Statements

For the Quarterly Period Ended November 30, 2018 (Unaudited)

GRIPEVINE INC.

INTERIM CONDENSED COMBINED BALANCE SHEETS

AS AT NOVEMBER 30, 2018 (UNAUDITED) AND FEBRUARY 28, 2018 (AUDITED)

(Expressed in US dollars)

	As at November 30, 2018	As at February 28, 2018
	$	$
ASSETS
Cash	10,878	24,008
Prepaid and other receivables	31,846	27,760
Total current assets	42,724	51,768

Equipment [Note 5]	27,108	32,118
Total assets	69,832	83,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable	23,716	11,532
Accrued liabilities	20,256	28,643
Loans payable [Note 6]	2,204,153	2,034,671
Due to related parties [Note 6]	78,941	175,983
Due to a shareholder [Note 6]	569,531	626,250
Total current liabilities	2,896,597	2,877,079
Total liabilities	2,896,597	2,877,079

Stockholders' deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at November 30, 2018 and February 28, 2018, respectively [Note 7]	1,000	1,000
Common stock, $0.001 par value, 300,000,000 authorized, 136,353,318 and 132,883,504 shares issued and outstanding as at November 30, 2018 and February 28, 2018, respectively [Note 7]	136,354	132,884
Common stock to be issued, nil and 1,249,101 shares to be issued as at November 30, 2018 and February 28, 2018, respectively [Note 7]	-	1,249
Additional paid-in-capital	48,149,148	47,111,615
Accumulated other comprehensive income	226,592	118,660
Accumulated deficit	(51,339,859)	(50,158,601)
Total stockholders' deficiency	(2,826,765)	(2,793,193)
Total liabilities and stockholders' deficiency	69,832	83,886

Going concern [Note 3]
Commitments [Note 9]
Subsequent events [Note 10]

See accompanying notes

GRIPEVINE INC.

INTERIM CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	For the Three Months Ended November 30, 2018	For the Three Months Ended November 30, 2017	For the Nine Months Ended November 30, 2018	For the Nine Months Ended November 30, 2017
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
Stock-based compensation [Note 7]	17,316	155,429	323,404	744,399
Research and development expenses [Note 8]	141,324	146,684	493,466	599,766
General and administrative expenses	117,420	118,262	364,388	300,818
Total operating expenses	276,060	420,375	1,181,258	1,644,983

Income taxes	—	—	—	—
Net loss	276,060	420,375	1,181,258	1,644,983

Foreign currency translation adjustment	55,688	79,679	107,932	(104,305)
Comprehensive loss	331,748	500,054	1,289,190	1,540,678

Loss per share, basic and diluted	0.0020	0.0035	0.0088	0.0137

Weighted average number of common shares outstanding	136,353,318	122,749,321	134,776,302	120,909,775

See accompanying notes

GRIPEVINE INC.

INTERIM CONDENSED COMBINED STATEMENTS OF STOCKHOLDERS DEFICIENCY

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018 (UNAUDITED)

	Preferred stock		Common stock		Common stock to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	Total
				$		$		$	$	$
As at February 28, 2017	1,000,000	1,000	120,000,000	120,000	5,248,626	5,249	43,698,125	233,651	(46,634,969)	(2,576,944)

Issuance of shares	—	—	4,720,532	4,721	(4,720,532)	(4,721)	—	—	—	—

Issuance of stock options	—	—	—	—	—	—	880,475	—	—	880,475

Issuance of shares for services	—	—	5,674,944	5,675	—	—	1,413,061	—	—	1,418,736

Issuance of shares for cash	—	—	2,488,028	2,488	721,007	721	1,119,954	—	—	1,123,163

Foreign currency translation	—	—	—	—	—	—	—	(114,991)	—	(114,991)

Net loss for the year	—	—	—	—	—	—	—	—	(3,523,632)	(3,523,632)
As at February 28, 2018	1,000,000	1,000	132,883,504	132,884	1,249,101	1,249	47,111,615	118,660	(50,158,601)	(2,793,193)

Issuance of shares	—	—	1,249,101	1,249	(1,249,101)	(1,249)	—	—	—	—

Issuance of stock options	—	—	—	—	—	—	323,404	—	—	323,404

Issuance of shares for debt settlement	—	—	435,000	435	—	—	90,915	—	—	91,350

Issuance of shares for cash	—	—	1,785,713	1,786	—	—	623,214	—	—	625,000

Foreign currency translation	—	—	—	—	—	—	—	107,932	—	107,932

Net loss for the period	—	—	—	—	—	—	—	—	(1,181,258)	(1,181,258)
As at November 30, 2018	1,000,000	1,000	136,353,318	136,354	—	—	48,149,148	226,592	(51,339,859)	(2,826,765)

See accompanying notes

GRIPEVINE INC. INTERIM CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017 (UNAUDITED)

(Expressed in US dollars)

	For the Nine Months Ended November 30, 2018	For the Nine Months Ended November 30, 2017
	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,181,258)	(1,644,983)

Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	323,404	744,399
Depreciation	9,545	17,780

Changes in operating assets and liabilities:
Prepaid and other receivables	(5,227)	(11,105)
Accounts payable	12,866	3,836
Accrued liabilities	(7,722)	(52,678)
Cash used in operating activities	(848,392)	(942,751)

INVESTING ACTIVITIES
Purchase of equipment	(5,616)	(11,998)
Cash used in investing activities	(5,616)	(11,998)

FINANCING ACTIVITIES
Proceeds from issuance of shares	625,000	873,163
Loans payable	250,247	166,687
Due to related parties	(1,218)	(8,961)
Due to a shareholder	(34,309)	69,552
Cash provided by financing activities	839,720	1,100,441

Net increase in cash during the period	(14,288)	145,692

Effect of foreign currency translation	1,158	(25,288)

Cash at beginning	24,008	32,678
Cash at end	10,878	153,082

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

1. NATURE OF OPERATIONS

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

As explained in Note 7 to the unaudited interim condensed combined financial statements, on February 28, 2017, the Company and MBE and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of 5,248,626 shares of its common stock, par value $0.001, in exchange for 100% of equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of Gripevine.

As a result of the Share Exchange Agreement, the acquisition transaction has been accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company has evaluated the guidance contained in ASC 805-50 with respect to the combinations among entities or businesses under common control and concluded that since the majority shareholders of the Company and MBE are the same, therefore, this is a common control transaction and does not result in a change in control at the ultimate parent or the controlling shareholder level.

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

2. BASIS OF PRESENTATION AND COMBINATION

The accompanying unaudited interim condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited combined financial statements for the years ended February 28, 2018 and February 28, 2017 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of combined financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three and nine months ended November 30, 2018, are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

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

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

3. GOING CONCERN

The unaudited interim condensed combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at November 30, 2018 and February 28, 2018, had a working capital deficiency of $2,853,873 and $2,825,311, respectively, and an accumulated deficit of $51,339,859 and $50,158,601, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the combined financial statements. The combined financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence and these adjustments may be material.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited interim combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: stock-based compensation, fair value of warrants, useful lives of equipment, deferred income tax assets and related valuation allowance, accruals and assessment of going concern assumption. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the FASB, ASC Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at November 30, 2018 and February 28, 2018.

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

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of the adoption on the financial position and/or results of operations.

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet quantified the impact that the adoption of this pronouncement will have on its combined financial position and/or results of operations; however, management has begun a process to identify a complete population of its leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on its business processes, controls and systems.

5. EQUIPMENT

	As at November 30,	As at February 28,
	2018	2018
	$	$

Furniture	37,006	38,428
Computer equipment	36,699	32,406
Total cost	73,705	70,834
Less: Accumulated depreciation	(46,597)	(38,716)
	27,108	32,118

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER

Loans payable

Loans payable represents advances from a related corporation to meet the working capital requirements of the Company. These advances are interest free, unsecured and are repayable on demand. These loans payable as at November 30, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 2,931,742 and CAD 2,606,211, respectively).

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

Due to related parties as at November 30, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 105,000 and CAD 225,417 respectively).

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

6. LOANS PAYABLE / DUE TO RELATED PARTIES / DUE TO A SHAREHOLDER (continued)

Due to a shareholder as at November 30, 2018 and February 28, 2018 were denominated in Canadian dollars (CAD 757,533 and CAD 802,164 respectively).

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

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

On May 30, 2018 the Company approved to issue 435,000 common shares in connection with a Debt Settlement Agreement as explained in Note 6 to the interim condensed combined financial statements of the Company.

On July 4, 2018, the Company issued 721,006 shares in connection with the private placements which took place during December 2017 and January 2018 at a price of $0.35 per common share. The shares were initially classified to common stock to be issued.

On July 26, 2018, the Company issued 1,785,714 (including above 721,006 shares to be issued) shares in connection with the private placements at a price of $0.35 per common share.

As at November 30, 2018 the Company has 136,353,318 outstanding shares of common stock comprising of 91,353,318 restricted shares and 45,000,000 unrestricted shares. As at February 28, 2018, the Company had 132,883,504 outstanding shares of common stock comprising of 87,883,504 restricted shares and 45,000,000 unrestricted shares.

Common stock to be issued

As at November 30, 2018, there was no common stock to be issued (February 28, 2018: 1,249,101).

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

Warrants

On December 1, 2016, the Company issued 18,275,000 warrants to certain shareholders of the Company for their services for the year ended February 28, 2017. These warrants have a strike price of $0.40 and will expire on December 1, 2019. The fair value of these warrants was measured at the date of grant using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price of $0.12 per share;

•	Exercise price of $0.40 per share;

•	Volatility at 265%;

•	Risk free interest rate of 1.45%;

•	Expected life of 3 years; and

•	Expected dividend rate of 0%

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

At grant date the fair value of these warrants was determined at $2,110,333. As the issuance of warrants related to past services, therefore, this amount was recorded as stock-based compensation in the combined statements of operations during the year (fourth quarter) ended February 28, 2017.

As at November 30, 2018 and February 28, 2018, there were 18,275,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.00 and 1.75 years, respectively.

Stock Based Options

On August 16, 2017 (Tranche 1), the Company approved a Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options and issued 5,486,500 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company.

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

On October 15, 2018 (Tranche 4), the Company approved the issue of a fourth tranche of 100,000 options to an existing consultant of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

On October 29, 2018 (Tranche 5), the Company approved the issue of a fifth tranche of 1,000,000 options to a new consultant of the Company pursuant to the Directors, Officers, Employees and Consultants Stock Option Plan, under which it authorized 50,000,000 options.

As at November 30, 2018 and February 28, 2018, the Company has issued 6,706,500 and 5,606,500 options respectively.

The fair value of each option granted is estimated at the time of grant using Black-Scholes option pricing model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Forfeiture rate	0.00%	0.00%	0.00%	0.00%	0.00%
Stock price	$0.200	$0.200	$0.200	$0.160	$0.160
Exercise price	$0.200	$0.200	$0.235	$0.200	$0.200
Volatility	291%	259%	136%	123%	123%
Market price	$0.200	$0.200	$0.200	$0.160	$0.160
Risk free interest rate	1.49%	1.62%	2.70%	3.01%	2.91%
Expected life	5 Years	5 Years	5 Years	5 Years	5 Years
Expected dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of options	$0.200	$0.160	$0.150	$0.130	$0.130

For Tranche 1, 50% of the grants vested immediately and 50% vested one year from grant date; for Tranche 2, 100% of the grants vested immediately; for Tranche 3, 25% of the grants vested on October 14, 2018 and thereafter 12.5% will vest every quarter; for Tranche 4, 25% of the grants will vest on January 15, 2019 and thereafter 25% will vest every quarter; and for Tranche 5, 25% of the grants will vest on April 29, 2019 and thereafter 25% will vest every quarter. 100% of the options for Tranche 3 have been forfeited.

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

Gripevine, Inc. Notes to Unaudited Interim Condensed Combined Financial Statements For the Quarterly Period Ended November 30, 2018 (Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price

Granted	8,706,500	0.208
Exercised	—	0.208
Forfeited	(2,000,000)	0.235
Outstanding as of November 30, 2018	6,706,500	0.200

The fair values of options relating to Tranche 1, Tranche 2, Tranche 3, Tranche 4 and Tranche 5 at the issuance dates were determined at $1,087,917, $19,353, $308,668, $13,190 and $129,880 respectively, which are to be expensed based on vesting conditions.

During the quarter ended November 30, 2018, the Company recorded $17,316 relating to the above Tranches (2017: $155,429) and were included in stock-based compensation in the statement of operations with corresponding credit to additional paid-in-capital.

As at November 30, 2018, there were 6,706,500 stock options outstanding and 5,606,500 stock options vested, with remaining contractual life terms ranging from 3.71 to 4.91 years.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the normal course of the Company’s business. Other than disclosed elsewhere in the combined financial statements, the related party transactions and balances are as follows:

Research and development expenses for the three months ended November 30, 2018 and 2017 include consulting charges from shareholders and related parties of $45,864 and $54,524, respectively.

9. COMMITMENTS

On March 8, 2016, the Company entered into an operating lease contract for its office premises in Oakville, Ontario for a three year and eight months term which commenced on May 1, 2016. The monthly lease payment is between $2,517 to $3,676 plus applicable taxes.

On December 6, 2016, the Company entered into a second operating lease contract for its additional office premises in Oakville, Ontario for a three-year term commencing from January 1, 2017. The monthly lease payment is between $1,880 to $2,857 plus applicable taxes.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to January 14, 2019, the date the interim condensed combined financial statements were issued, pursuant to the requirements of ASC 855 and has determined there were no subsequent events to report.

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

Since consummation of the Share Exchange Agreement resulting in MBE being our wholly-owned subsidiary, we have been involved in the ongoing development and marketing of “Gripevine”, which is a customer feedback platform for social customer service and consumer reviews. “Gripevine” includes a proprietary process to assist companies in managing the customer feedback (the “Gripevine Proprietary Process” or “Gripevine”). The Gripevine Proprietary Process helps consumers achieve resolutions while enabling businesses with a cost-efficient way to manage reputation and improve consumer loyalty. Our platform includes the management of ratings, reviews, and complaint resolution statuses, while offering market data collection features such as scoring, polling, comments, voting, and credibility points – all with the aim of creating a home for connections, resolution, business improvement, and loyalty enhancement. Consumers with legitimate customer feedback can post it (“plant a gripe”) and connect with companies who in turn can interact with their customers on a level playing field to find an amicable resolution.

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

Results of Operations

The following discussions are based on our interim condensed combined financial statements, including our wholly owned subsidiary. These charts and discussions summarize our financial statements for the three- and nine-months periods ended November 30, 2018, and should be read in conjunction with the Company’s audited combined financial statements for the year ended February 28, 2018 and notes thereto included in the Form 10-K filed with the SEC on May 29, 2018.

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

Three-Months Period Ended November 30, 2018 Compared to Three-Months Period Ended November 30, 2017

Total Revenue. We did not generate any revenue during the three-months periods ended November 30, 2018 or November 30, 2017.

Operating expenses. During the three-months period ended November 30, 2018, we incurred operating expenses in the amount of $276,060, compared to operating expenses incurred during the comparable 2017 period of $420,375 (a decrease of $144,315). Operating expenses included: (i) general and administrative of $117,420 (2017: $118,262); (ii) research and development expenses of $141,324 (2017: $146,684); and (iii) stock-based compensation of $17,316 (2017: $155,429). General and administrative expenses decreased by $842. Research and development expenses decreased by $5,360 due to efforts to streamline the services of existing consultants. Stock based compensation also decreased by $138,113 as there was no allocation of the fair value of 5,486,500 stock options granted in 2017.

Net Loss. Thus, during the three-months period ended November 30, 2018, a net loss of ($276,060) was incurred, compared to a net loss of ($420,375) for the three months ended November 30, 2017.

Translation Adjustment. During the three-months period ended November 30, 2018, we incurred a translation adjustment of $55,688 compared to $79,679 for the 2017 period, representing change in the foreign exchange rate as a result of translating transaction and balances of our Canadian-based subsidiary.

Comprehensive loss. This resulted in a comprehensive loss of $331,748 or $0.0020 per share for the three-months period ended November 30, 2018 compared to a comprehensive loss of $500,054 or $0.0035 per share for the 2017 period. The weighted average number of shares outstanding was 136,353,318 for three-months period ended November 30, 2018 compared to 122,749,321 for three-months period ended November 30, 2017.

Nine-Months Period Ended November 30, 2018 Compared to Nine-Months Period Ended November 30, 2017

Total Revenue. We did not generate any revenue during the nine-months periods ended November 30, 2018 or November 30, 2017.

Operating expenses. During the nine-months period ended November 30, 2018, we incurred operating expenses in the amount of $1,181,258, compared to operating expenses incurred during the comparable 2017 period of $1,644,983 (a decrease of $463,725). Operating expenses included: (i) general and administrative of $364,388 (2017: $300,818); (ii) research and development expenses of $493,466 (2017: $599,766); and (iii) stock-based compensation of $323,404 (2017: $744,399). General and administrative expenses increased by $63,570 mainly due to the hiring of an administrative consultant. Research and development expenses decreased by $106,300 due to efforts to streamline the services of existing consultants. Stock based compensation also decreased by $420,995 as there was no allocation of the fair value of 5,486,500 stock options granted in 2017.

Net Loss. Thus, during the nine-months period ended November 30, 2018, a net loss of ($1,181,258) was incurred, compared to a net loss of ($1,644,983) for the nine months ended November 30, 2017.

Translation Adjustment. During the nine-months period ended November 30, 2018, we incurred a translation adjustment of $107,932 compared to ($104,305) for the 2017 period, representing change in the foreign exchange rate as a result of translating transaction and balances of our Canadian-based subsidiary.

Comprehensive loss. This resulted in a comprehensive loss of $1,289,190 or $0.0088 per share for the nine-months period ended November 30, 2018 compared to a comprehensive loss of $1,540,678 or $0.0137 per share for the 2017 period. The weighted average number of shares outstanding was 134,776,302 for nine-months period ended November 30, 2018 compared to 120,909,775 for nine-months period ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018

As at November 30, 2018, our current assets were $42,724 and our current liabilities were $2,896,597, which resulted in a working capital deficit of $2,853,873. At November 30, 2018, current assets were comprised of: (i) $10,878 in cash; and (ii) $31,846 in prepaid and other receivables, while current liabilities were comprised of: (i) $23,716 in accounts payable; (ii) $20,256 in accrued liabilities; (iii) $2,204,153 in loans payable; (iv) $78,941 due to related parties; and (v) $569,531 due to shareholder.

As of November 30, 2018, our total assets were $69,832 comprised of: (i) current assets of $42,724; and (ii) equipment, net of depreciation of $27,108. The decrease in total assets during the nine-months period ended November 30, 2018 from fiscal year ended February 28, 2018 was primarily due to a decrease in cash of $13,130.

As of November 30, 2018, our total liabilities were $2,896,597 comprised of current liabilities. The increase of $19,518 in total liabilities during the nine-months period ended November 30, 2018 from fiscal year ended February 28, 2018 was primarily due to increases in accounts payable of $12,184 and loans payable of $169,482, offset by decreases in accrued liabilities of $8,387, due to related parties of $97,042, and amounts due to a shareholder of $56,719.

Stockholders’ deficit increased from ($2,793,193) at February 28, 2018 to ($2,826,765) at November 30, 2018.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine-months period ended November 30, 2018, net cash flows used in operating activities was ($848,392) compared to ($942,751) for the comparable 2017 period. Net cash flows used in operating activities consisted primarily of net loss of ($1,181,258) (2017: $1,644,983), which was adjusted by stock-based compensation of $323,404 (2017: $744,399) and depreciation of $9,545 (2017: $17,780). Net cash flows used in operating activities was further changed by: (i) an increase of $5,227 (2017: $11,105) in prepaid and other receivables; (ii) an increase of $12,866 (2017: $3,836) in accounts payable; and (iii) a decrease of ($7,722) (2017: ($52,678)) in accrued liabilities.

Cash Flows from Investing Activities

For the nine-months period ended November 30, 2018, we used $5,616 for the purchase of equipment, as compared to $11,998 used in 2017 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the nine-months period ended November 30, 2018 was $839,720, which consisted of: $625,000 in proceeds from issuance of shares and $250,247 in proceeds from loans payable, offset by (i) ($1,218) in due to related parties and (ii) ($34,309) due to a shareholder. During the nine-months period ended November 30, 2017, cash flows provided by financing activities was $1,100,441, which consisted of $873,163 in proceeds from the issuance of shares, $166,687 in loans payable, and $69,552 due to a shareholder, which was offset by ($8,961) due to related parties.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended November 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at November 30, 2018, we had an accumulated deficit of $51,339,859 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We require approximately $1,500,000 for the next 12 months as a reporting issuer and additional funds are required. Before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from management or related third parties. In the event we do not raise sufficient capital to implement our planned operations or divest, your entire investment could be lost.

We have not paid any sums for public relations or investor relations.

Recent Accounting Pronouncements

Please see Note 4 — “Summary of Significant Accounting Policies” to the Interim Condensed Combined Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2018 to the critical accounting policies reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2018. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

During the three-months period ended November 30, 2018, we issued 435,000 shares of common stock pursuant to a debt settlement agreement finalized on May 30, 2018. The shares were valued at $91,350, based on the market price of the shares on the date of settlement.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended November 30, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

___________

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

GRIPEVINE INC.

Date: January 14, 2019	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

