Form 10-K
period 2019-02-28
flooidCX Corp.
filed 2019-06-13
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-55965

(Commission File Number)

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1282 A Cornwall Road Oakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 535-6643

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2018 was $11,333,466.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 136,353,318 shares of common stock are outstanding as of May 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of flooidCX Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “flooidCX”, “we”, “us” and “our” are to flooidCX Corp.

CORPORATE HISTORY

Historical Business

flooidCX Corp. was incorporated on January 7, 2014 in the State of Nevada as Baixo Relocation Services, Inc. We previously operated a consulting business whereby we provided personalized relocation services to clients, both individual and corporate, who were relocating to the state of Goa, India. We assisted clients who intended to relocate to the region for temporary, long-term, and permanent periods. We offered a wide range of relocation services to our clients, including arranging and assisting with transportation in the state of Goa, India, household goods movement, appropriate immigration documentation, real estate rental and purchases, children’s’ education registration, area orientation, housekeeping, utilities connections, banking introductions, local transportation, tax compliance, and language and cultural training.

Changes in Control of Registrant

Dated May 31, 2016 and effective October 3, 2016, Rosy Rodrigues (“Rodrigues”), our former majority shareholder, and sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements (collectively, the “Stock Purchase Agreements”) with certain individuals and/or entities (collectively, the “Investors”). In accordance with the terms and provisions of the Stock Purchase Agreements, Rodrigues sold and transferred at a per share price of $0.037 the control block of the Company consisting of 75,000,000 (post-Stock Split) shares of restricted common stock and representing approximately 62.5% of the total issued and outstanding shares of common stock, constituting a change in control.

Name Change and Forward Stock Split

On December 9, 2016, the majority shareholders of the Company approved a forward stock split of fifteen for one (15:1) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from “Baixo Relocation Services Inc.” to “Gripevine Inc.” (the “Name Change”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes was required to effect the Stock Split and the Name Change. An amendment to our articles of incorporation was filed with the Secretary of State of Nevada on December 22, 2016 to effect the Name Change. Our trading symbol was changed to “GRPV”. The Stock Split was effected as of January 5, 2017 and increased our total issued and outstanding shares of common stock from 8,000,000 shares to 120,000,000 shares of common stock.

Acquisition of MBE Holdings Inc.

Effective February 28, 2017, we entered into a share exchange agreement (the “MBE Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”). In accordance with the terms and provisions of the MBE Exchange Agreement, an aggregate of 5,248,626 post-Stock Split shares of our restricted common stock were issued to the MBE Shareholders in exchange for all of the issued and outstanding shares of MBE, thus making MBE our wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the MBE Exchange Agreement pursuant to which we acquired all the technology and assets and assumed all liabilities of MBE. This resulted in a change in overall business operations of the Company bringing potential value to our shareholders.

2019 Name Change

Effective March 18, 2019, we changed our name to flooidCX Corp. pursuant to Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State. The new CUSIP number for the Company’s common stock is 33974L 106, and the new trading symbol is FLCX. The name of the Company was changed as part of its rebranding, which better reflects its new business direction into the customer care and feedback solutions space – offering easy to adapt customer care and feedback solutions to enterprises of all sizes.

Acquisition of Resolution 1, Inc.

On May 17, 2019, we entered into a Share Exchange Agreement (the “R1 Exchange Agreement”) with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 restricted shares of our common stock (the “Acquisition”). R1 has developed a comprehensive customer care and feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded in August 2012 by Richard Hue, the CEO and a director of our Company. The Acquisition was approved by the independent members of the board of directors of the Company.

CURRENT BUSINESS OPERATIONS

General

Our mission is to help businesses bring back the conversation with customers with innovative, simple to use solutions that empower both the businesses and customers to communicate and create positive outcomes. With the consummation of the R1 Exchange Agreement resulting in R1 being our subsidiary, we now offer a suite of customer relationship management (CRM) solutions that enhances and builds upon our initial offering, “GripeVine.”

Market Opportunity

The CRM industry is based on the premise that existing customers can drive the success of a business. According to the Harvard Business Review, acquiring a new customer is anywhere from 5 to 25 times more expensive than retaining an existing one.[1] Further, the book, Marketing Metrics, states that businesses have a 60% to 70% chance of selling to an existing customer while the probability of selling to a new prospect is only 5% to 20%.[2] Statistics from Gartner Group support the assertion that 80% of a company’s future revenue will come from just 20% of its existing customers.[3] The CRM market is estimated at $200 billion, which alone includes approximately 270 billion contact center conversations.[4]

Products

We offer unified communications and collaboration online CRM solutions - GripeVine and Resolution1. We offer unified communications and collaboration online CRM solutions - GripeVine and Resolution1. In 2002, customers overwhelmingly chose voice calling to contact businesses, as compared to direct messaging. In 2017, contact via voice calling (16.1%) has largely been replaced by direct messaging (24.7%) and social media (34.5%).[5]

______________

1 http://hbr.org/2014/10/the-value-of-keeping-the-right-customers

2 http://www.forbes.com/sites/patrickhull/2013/12/06/tools-for-entrepreneurs-to-retain-clients/#4c499ca62443 quoting P. Farris, N. Bendle, P. Pfeifer & D. Reibstein, Marketing Metrics: The Manager's Guide to Measuring Marketing Performance.

3 http://www.forbes.com/sites/alexlawrence/2012/11/01/five-customer-retention-tips-for-entrepreneurs/?hstc=32807841.12fdf7f0d9e1a4e4127eacd91e9e7015.1420565079181.1420565079181.1420565079181.1&__hssc=32807841.1.1420565079181&__hsfp=111348769#227ab25f5e8d

4 IBM, April 2018; The US Contact Center Decision-Makers Guide 2018-2019.

5 http://websitebuilder.org.uk/blog/rise-social-media-customer-care/

The following illustrates how these solutions work together:

GripeVine. GripeVine is a consumer-to-business platform that helps build a customer feedback-minded community, focused on transparency, mutual respect and open communications among like-minded customers and businesses – all working together – to facilitate positive outcomes. It allows for private messaging between customers and businesses for positive resolutions, so that businesses are not forced to communicate via the comments section. While functioning as a social customer experience platform for social customer service and consumer reviews, GripeVine differentiates itself in the following ways:

•	Pay-Wall Free – Rather than taking businesses hostage like other rating and review sites, GripeVine connects business directly with their customers without the worries of having to pay for such access.

•	Transparent – With a focus on sincerity, respect and open communications to build trust through transparency, GripeVine is the “go to” consumer-to-business platform, for many Fortune 1000 brands.

Significantly, GripeVine’s platform creates an incredibly strong search engine optimization (SEO) presence. Once there are multiple posts about a business (usually 5 or more) from consumers who want to connect to companies, the GripeVine platform automatically creates a strong SEO with the key words, “[company] headquarters,” which consumers usually use to search for a company when they have a customer care or feedback issue. This then triggers GripeVine’s proprietary auto-notification platform that advises the businesses that (1) their customers are waiting to hear back from them on GripeVine with regards to customer care and feedback issues and (2) they can claim their page and directly connect with the customer “pay-wall” free.

Resolution1. Resolution1 functions as a cloud-based customer care and feedback workflow management platform, where businesses can manage the entire logistics of customer care, feedback or inquiries throughout their entire organizations. Businesses can respond quickly and accurately to customers, while keeping track of every customer interaction. The platform is designed to grow and scale, so that businesses of all sizes, from small to medium-size enterprises (SMEs) to large enterprises, can use this cloud-based customer care and feedback management system.

The Resolution1 platform offers the following features and advantages:

•	Leads from GripeVine – As GripeVine’s back-end customer care solution, Resolution1 has the capability to receive sales leads from GripeVine.

•	AI-powered sentiment analysis and process automation – Resolution1 uses artificial intelligence and natural language processing to automate standard repeatable tasks, enable more impactful use of data, and create tools that boost agent productivity and decision making.

•	Reporting and analytics – Resolution1 offers robust analytics and the ability to build custom reports. This reporting also uses sentiment analysis on a business’s social sites, so that a business can quickly view how it is perceived on all social platforms.

•	Case management – Resolution1 can ticket and track all incoming feedback, conversations and/or inquiries so that businesses can immediately see all commentary or social posts and track the case management and resolution process. This enables businesses to prioritize, categorize and assign cases to the right department and agent.

•	Omni-channel support – This feature allows a business to enter feedback manually, as well as staying on top of conversations about the business in its social channels. A business can aggregate customer feedback and respond to social commentary through its multiple social channels, in addition to creating cases and messages directly from its social feeds into Resolution1’s case manager.

•	Build watchlist – The watchlist allows a user/agent to pin posts of interest from social sites for later review or to aggregate them for lead generation and/or other marketing opportunities. Users/agents can tag notes and share watchlist posts internally with other departments and team members, create custom notes and generate cases as required.

•	Team collaboration – Resolution1 allows for collaboration across an organization’s teams and/or departments. People from beyond the immediate support team can be brought in to help resolve or join in the customer conversation all under a single application.

•	Auto review generator – This feature allows businesses to solicit ratings and reviews from their customers, without them having to first register to do so.

Pricing. Once companies claim their free Resolution1 platform, access is granted to their proprietary dashboard where they can communicate publicly or privately with consumers, keep accurate track of reviews and gripes, see their current ratings, launch resolution offers, and manage their overall online customer service channels across other social platforms.

We will also offer paid company accounts, which will allow companies to access a more robust social customer service management system utilizing unique and proprietary features allowing them to scale the use of the system to suit their organizational needs. The paid accounts will also allow the respective company to have more control over its presence on the site and be provided access to tools for gaining market share within their industries thus expanding the channels through which they will receive and manage customer service feedback. Management intends that paid accounts will offer companies access to the customer commentary and sentiment on social media. Whether a company is large or small, there is tremendous value in being able to monitor social customer service conversations about its brand across multi-platforms under one dashboard.

Currently, Resolution1’s basic free subscription option is much more robust than other comparable paid solutions. Resolution1 offers bronze, silver and gold plans, which are currently priced at $9.99, $29.99 and $49.99 per month, respectively, which offer features comparable to much more expensive competitor packages.

Marketing Strategies

We are utilizing the freemium model approach - offering a robust “free” plan (a “freemium”) that allows small businesses to use the basic features of GripeVine and Resolution1. Management believes that this will allow the Company to rapidly gain market share, create brand awareness and increase conversion of the users to its tiered paid plans.

Our marketing strategy includes the following:

•	Channel Partners – We plan to create joint ventures with non-traditional channels to showcase and offer our free version of our products.

•	Application Programming Interfaces (APIs) – Our innovative “drag and drop” APIs that easily integrates with popular applications such as WordPress (over 4 million websites) and WIX (over 150 million users) will allow us to broaden our reach and attract a strong user base quickly.

•	Affiliate Marketing - Once business users are on board, we plan to launch our Affiliate Marketing platform to direct-sell to SMEs. Management believes that this sales strategy, coupled with our freemium model approach, can be a very effective low cost strategy, eliminating the need to create an expensive sales infrastructure.

•	Value Added Resellers (VARs) – Through our partner program, we plan to offer trusted partners the ability to attract new customers and provide additional value to existing ones. By introducing the flooidCX suite of products to existing and prospective clients, our VARs will allow us to gain additional exposure to both SMEs and enterprise clients.

EMPLOYEES

We do not have any full-time employees; however, we engage approximately 12 individuals as independent contractors. The Company also has its President/Chief Executive Officer, Richard Hue, and its Chief Technology Officer, Mark Vange. These individuals are primarily responsible for all of the Corporation’s day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred $783,440 and $2,993,097 during the fiscal years ended February 28, 2019 and 2018, respectively, on research and development for the Company. None of these research or development costs were borne by the customer.

INTELLECTUAL PROPERTY

Patent

On February 15, 2019, patent applications were filed in the United States and Canada for “Complaint Resolution System” – US 16/325,828 and CA 3034118. The applications, which are pending, claimed the benefit of U.S. Provisional Application No. 62/375,027, filed on August 15, 2016, and U.S. Provisional Application No. 62/475,447, filed on March 23, 2017, for the “System and Method for Determining Metrics,” as well as International application PCT/CA2017/050965 filed on August 17, 2017.

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

COMPETITION

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•	Ease-of-deployment and use;

•	Time to value realization;

•	Enablement of customer communications across channels;

•	Availability of self-service options;

•	Data analytics and performance recommendations;

•	Mobile and multi-device capabilities;

•	Proactive outreach tools;

•	Customization and integration with third-party applications;

•	Brand recognition and thought leadership; and

•	Total cost of ownership for the customer (including software updates, ongoing maintenance, and consulting and system integration fees).

Given the large number, disparate sizes, and varying areas of focus of other companies with which we compete in the provision of customer engagement software, we may not always compare favorably with respect to some or all of the foregoing factors. Most, if not all, of our competitors have greater financial and personnel resources than our Company, as well as greater name recognition, longer operating histories, and larger marketing budgets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our products, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our suite of products to achieve significant market acceptance, any of which could harm our business. In order to improve our competitive position in the market, we must remain focused in our development, operations, and sales and marketing efforts on the evolving customer service needs of all organizations.

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

We anticipate experiencing rapid growth in our operations, which places substantial demands on management and our operational infrastructure. Most of our contractors have been with us for fewer than three years and to manage the expected growth of our operations, we will need to continue to increase the productivity of our current contractors and may hire, train and manage employees. In particular, we intend to continue to make substantial investments in our developer, engineering, technical support, sales and marketing and social community management organizations. As a result, we must effectively integrate, develop and motivate a large number of new contractors, including contractors in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture.

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

We have incurred significant operating losses since inception and, as of February 28, 2019, had an accumulated deficit of $51,470,192 a substantial amount of which was incurred due to the value of preferred stock recorded for stock compensation expense. We have not yet generated any revenues. Additionally, our costs may increase each year and we anticipate our costs to increase in future periods as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

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

We have a limited operating history in an evolving industry. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include our ability to, among other things: (i) increase the number of users of our CRM solutions; (ii) attract and retain new business clients, many of which may have limited or no online CRM experience; (iii) forecast revenue, which may be more difficult as we engage more company paid accounts, as well as appropriately estimate and plan our expenses; (iv) continue to earn and preserve a reputation for providing effective CRM solutions; (v) successfully compete with other companies that are currently in, or may in the future enter, the CRM industry; (vi) successfully manage our growth, including in international markets; (vii) successfully develop and deploy new features and products; (viii) manage and integrate successfully any acquisitions of businesses, solutions or technologies; (ix) avoid interruptions or disruptions in our service or slower than expected load times (x) develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products; (xi) hire, integrate and retain talented sales and other personnel; (xii) effectively manage rapid growth in our sales force, other personnel and operations; and (xiii) effectively identify, engage and manage third-party partners and service providers.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include: (i) changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition; (ii) cyclicality; (iii) the effects of changes in search engine placement and prominence; (iv) the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality; (v) the success of our sales and marketing efforts; (vi) costs associated with defending intellectual property infringement and other claims and related judgments or settlements; (vii) interruptions in service and any related impact on our reputation; (viii) the impact of fluctuations in currency exchange rates; (ix) changes in consumer behavior; (ix) changes in our tax rates or exposure to additional tax liabilities; (x) the impact of worldwide economic conditions; and; (xi) the effects of natural or man-made catastrophic events.

We will likely require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.

We intend to continue to invest in our business and will likely require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.

If our marketing strategies prove to be ineffective, we will be unable to increase our customer base and achieve significant market acceptance of our products.

Increasing our customer base and achieving significant market acceptance of our products will depend on the effectiveness of our marketing strategies. We have developed these strategies to leverage our limited financial resources. If these strategies prove to be ineffective and we are unable to expand our customer base and generate revenues, our business will be harmed. Specifically, we will be utilizing the freemium model and offering a free basic version of our Resolution1 solution. Many early users never convert from the free version of a product to a paid version with enhanced features. Further, we may be dependent upon individuals within an organization who initiate the trial or free usage of our products being able to convince decision makers within their organization to convert to a paid version. To the extent to these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

If we are unable to increase traffic to our website, or user engagement on our platform declines, our revenue, business and operating results may be harmed.

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

12

•

Reliance on Internet Search Engines. We rely on Internet search engines to drive traffic to our platform. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although internet search engine results have allowed us to attract a significant audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

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

We are in the early process of developing a strong brand that we believe will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “flooidCX,” “Resolution1” and “Gripevine” brands are critical to expanding our base of users and increasing the frequency with which they will use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our platform and in the quality and integrity of the user content and other information found on our site, which we may not do successfully, and which may also affect our ability to create advertising revenues. We plan on dedicating significant resources to these goals, primarily through our artificial intelligence (AI) suggestion software, sting operations targeting the buying and selling of reviews, our consumer alerts program, coordination with consumer protection agencies and law enforcement, and, in certain egregious cases, taking legal action against business we believe to be engaged in deceptive practices. We also endeavor to remove content from our platform that violates our terms of service.

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

Consumers may also believe that the reviews, photos and other user content contributed by our company clients or other employees are influenced by any contractual relationships or are otherwise biased. Although we will take steps to prevent this from occurring, we may not be successful in our efforts to maintain consumer trust. Similarly, the actions of any future partners may affect our brand if users do not have a positive experience on the flooidCX and Gripevine Platforms. If others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. Our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may also attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

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

The customer experience is our highest priority. Our dedication to making decisions based primarily on the best interests of customers may cause us to forgo short-term gains and advertising revenue.

We base many of our decisions on the best interests of the businesses and consumers who use or may use our platform. We may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of these users, even if such decisions negatively impact our results of operations in the short term. Our approach of putting our customers first may negatively impact our relationship with others, such as prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. However, consumers must respond to any business that is proactive in engaging in order to come to an amicable resolution with any negative review the consumer has posted and if there is no response by the consumer then the business has an option to “flag as fake” any review it deems as inaccurate or fake. This initiative is only activated if the consumer refuses to connect with the company in order to try and resolve a negative review. Even with our flag as fake option, certain advertisers may still perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this balanced approach will served the long-term interests of our company and our stakeholders and will continue to do so in the future.

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

We regard the protection of our patent pending applications, trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “flooidCX” and “Gripevine” brands. We may pursue the registration of our domain names, trademarks and service marks through-out the United States and in certain jurisdictions, within North America including Canada. We will strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will typically enter into confidentiality and invention assignment agreements with our team members, future employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we will take to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Litigation may become necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “flooidCX” and/or “Gripevine” brands. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for the websites that we use in our business, such as flooidcx.com and Gripevine.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered by others in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers and directors and insiders own approximately 42.5% of the total issued and outstanding shares of our common stock and 100% of the shares of Series A preferred stock, and will be able to influence control of us or decisions made by our management.

As of May 31, 2019, our officers, directors and insiders owned approximately 42.5% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

Our Articles of Incorporation authorize 20,000,000 shares of blank check preferred stock thus providing the Board of Directors to create rights and preferences for designated shares, possibly including super voting rights. We designated 1,000,000 of the shares of blank check preferred stock as Series A. The 1,000,000 shares of Series A preferred stock were issued to our Chief Executive Officer/President, which provides for voting rights of 200 to one. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 31, 2019, we have 136,353,318 shares of common stock issued and outstanding of which 78,950,455 shares are restricted and 57,402,863 shares are free-trading.

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

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e. a stockholder who has not been an officer, director or control person for at least 90 days immediately preceding the date of sale) after the restricted securities have been held by the owner for a period of at least six months, provided that we are current in our disclosure reporting obligations.

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

ITEM 2. PROPERTIES.

There are currently two leases regarding principal office space regarding 1282A Cornwall Road and 1290 Cornwall Road, Unit B. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense. Lease renewal periods are considered on a lease-by-lease basis.

The first lease dated March 8, 2016 is between Katalex Holdings Inc., as landlord (“Katalex”) and MBE Holdings with a commencement date of May 1, 2016 and a termination date of December 31, 2019 (the “Katalex Lease”). In accordance with the terms and provisions of the Katalex Lease, we pay rent as follows: (i) May 1, 2016 through June 30, 2016 approximately $3,350; (ii) July 1, 2016 through August 31, 2016 approximately $3,850; (iii) September 1, 2016 through October 31, 2016 approximately $4,150; (iv) November 1, 2016 through December 31, 2016 approximately $4,450; (v) all of 2017 approximately $4,593; (vi) all of 2018 approximately $4,712; and (vii) all of 2019 approximately $4,890.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of May 31, 2019, there are 136,353,318 outstanding shares of our common stock of which approximately 78,950,455 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year.

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB) under the symbol “BXRO”. Our trading symbol was changed to “GRPV” on February 1, 2017 and then to “FLCX” on March 15, 2019. Our shares of common stock commenced with nominal activity on the OTCQB approximately February 2017. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the last two completed fiscal years as quoted by OTCMarkets stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2019 - 2018 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2018 – 2/28/2019)	$0.27	$0.101
Third Quarter (9/1/2018 – 11/30/2018)	$0.26	$0.13
Second Quarter (6/1/2018 – 8/31/2018)	$0.25	$0.13
First Quarter (3/1/2018 – 5/31/2018)	$0.26	$0.14

2018 - 2017 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2017 – 2/28/2018)	$0.30	$0.10
Third Quarter (9/1/2017 – 11/30/2017)	$0.47	$0.178
Second Quarter (6/1/2017 – 8/31/2017)	$0.535	$0.065
First Quarter (3/1/2017 – 5/31/2017)	$1.05	$0.285

As of May 31, 2019, an aggregate of 136,353,318 shares of common stock were issued and outstanding and were owned by approximately 88 holders of record based on information provided by our transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of the most recently completed fiscal year, the following were authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,486,500	$0.20	44,513,500
Equity compensation plans not approved by security holders (1)	18,395,000	$0.40	0
Total	23,881,500		44,513,500

____________

(1)	Consisting of (a) 120,000 options exercisable at $0.20 per share granted to Helen Bernardino; and (b) 18,275,000 warrants exercisable at $0.40 granted to various shareholders for services.

RECENT SALES OF UNREGISTERED SECURITIES

During last quarter of the fiscal year ended February 28, 2019, we did not issue any securities that were not registered under the Securities Act of 1933.

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

ISSUER PURCHASES OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Fiscal Year Ended February 28, 2019 Compared to Fiscal Year Ended February 28, 2018

Revenue. We did not generate any revenue during fiscal years ended February 28, 2019 or 2018.

Operating expenses: During fiscal year ended February 28, 2019, we incurred operating expenses in the amount of $1,311,591 compared to operating expenses incurred during fiscal year ended February 28, 2018 of $3,523,632 (a decrease of $2,212,041). Operating expenses include: (i) general and administrative of $528,151 (2018: $530,535); and (ii) research and development of $783,440 (2018: $2,993,097). General and administrative expenses decreased by $2,384. Research and development expenses decreased by $2,209,657 due to not granting stock options as compensation for research and development services and streamlining the services and scope of work of existing consultants.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2019

As at fiscal year ended February 28, 2019, our current assets were $23,683 and our current liabilities were $3,126,875, which resulted in a working capital deficit of $3,103,192. As of the fiscal year ended February 28, 2019, current assets were comprised of: (i) $5,225 in cash; and (ii) $18,458 in prepaid expenses and deposits. As at fiscal year ended February 28, 2019, current liabilities were comprised of: (i) $121,300 in accounts payable and accrued liabilities; (ii) $2,383,402 in loans payable and (iii) $622,173 due to related party.

As of the fiscal year ended February 28, 2019, our total assets were $48,692 comprised of: (i) current assets of $23,683; and (ii) equipment, net of depreciation of $25,009. The decrease in total assets during fiscal year ended February 28, 2019 from fiscal year ended February 28, 2018 was due to decreases in cash, prepaid expenses and deposits, and the depreciated value of equipment.

As of February 28, 2019, our total liabilities were $3,126,875 comprised of current liabilities.

Stockholders’ deficit increased from $2,793,193 for fiscal year ended February 28, 2018 to $3,078,183 for fiscal year ended February 28, 2019.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For fiscal year ended February 28, 2019, net cash flows used in operating activities was $1,092,422 compared to $1,272,437 for fiscal year ended February 28, 2018.

Cash Flows from Investing Activities

We used cash of $4,757 in investing activities during the fiscal year ended February 28, 2019, which consisted of the purchase of equipment. In comparison, cash of $12,083 was used during fiscal year ended February 28, 2018 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during fiscal year ended February 28, 2019 was $1,037,606, which consisted of $625,000 from the issuance of shares and $412,606 in proceeds from loans. During fiscal year ended February 28, 2018, cash flows provided by financing activities was $1,295,919, which consisted of $1,123,163 from the issuance of shares, $143,744 in proceeds from loans, $38,037 in advances from related parties, offset by $(9,025) in repayments to related parties.

Material Commitments

The balance due to a related party is interest free, unsecured and are repayable on demand. The balance due to a related party is mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 28, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 28, 2019, we had a working capital deficit of $3,103,192 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended February 28, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 28, 2019 or which are expected to impact future periods as follows:

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Consolidated Financial Statements

Years Ended February 28, 2019 and 2018 (Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of flooidCX Corp. (formerly Gripevine, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of flooidCX Corp. (formerly Gripevine, Inc.) (the “Company”) as of February 28, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2019, and the results of their operations and cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at February 28, 2019, the Company has a working capital deficit of $3,103,192 and has an accumulated deficit of $51,470,192. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2019.

Vancouver, Canada

June 12, 2019

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gripevine, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Gripevine, Inc. and its subsidiary (the “Company”) as of February 28, 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended February 28, 2018 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2018 and the consolidated results of its operations and its cash flows for the year ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016. Richmond Hill, Ontario, Canada May 29, 2018	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2019 $	February 28, 2018 $

ASSETS

Cash	5,225	24,008
Prepaid expenses and deposits	18,458	27,760

Total Current Assets	23,683	51,768

Property and equipment (Note 3)	25,009	32,118

Total Assets	48,692	83,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	121,300	216,158
Loans payable (Note 4)	2,383,402	2,034,671
Due to related party (Note 5)	622,173	626,250

Total Liabilities	3,126,875	2,877,079

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Subsequent Events (Note 12)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 136,353,318 and 132,883,504 shares issued and outstanding, respectively	136,353	132,884

Common stock issuable	–	1,249

Additional paid-in capital	48,031,331	47,111,615

Accumulated other comprehensive income	223,325	118,660

Deficit	(51,470,192)	(50,158,601)

Total Stockholders’ Deficit	(3,078,183)	(2,793,193)

Total Liabilities and Stockholders’ Deficit	48,692	83,886

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended February 28, 2019 $	Year Ended February 28, 2018 $

Expenses

General and administrative (Note 5)	528,151	530,535
Research and development (Note 5)	783,440	2,993,097

Total expenses	1,311,591	3,523,632

Net loss for the year	(1,311,591)	(3,523,632)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	104,665	(114,991)

Comprehensive loss for the year	(1,206,926)	(3,638,623)

Net loss per share, basic and diluted	(0.01)	(0.03)

Weighted average number of shares outstanding	135,150,756	123,059,001

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2017	1,000,000	1,000	120,000,000	120,000	5,249	43,698,125	233,651	(46,634,969)	(2,576,944)

Shares issued pursuant to share exchange agreement	–	–	4,720,532	4,721	(4,721)	–	–	–	–

Shares issued for cash	–	–	2,488,028	2,488	721	1,119,954	–	–	1,123,163

Shares issued for services	–	–	5,674,944	5,675	–	1,413,061	–	–	1,418,736

Fair value of stock options granted	–	–	–	–	–	880,475	–	–	880,475

Foreign exchange translation loss	–	–	–	–	–	–	(114,991)	–	(114,991)

Net loss for the year	–	–	–	–	–	–	–	(3,523,632)	(3,523,632)

Balance, February 28, 2018	1,000,000	1,000	132,883,504	132,884	1,249	47,111,615	118,660	(50,158,601)	(2,793,193)

Shares issued pursuant to share exchange agreement	–	–	1,249,100	1,249	(1,249)	–	–	–	–

Shares issued for cash	–	–	1,785,714	1,785	–	623,215	–	–	625,000

Shares issued pursuant to settlement of accounts payable	–		435,000	435	–	93,047	–	–	93,482

Fair value of stock options granted	–	–	–	–	–	203,454	–	–	203,454

Foreign exchange translation gain	–	–	–	–	–	–	104,665	–	104,665

Net loss for the year	–	–	–	–	–	–	–	(1,311,591)	(1,311,591)

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	–	48,031,331	223,325	(51,470,192)	(3,078,183)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2019 $	Year Ended February 28, 2018 $

Operating Activities

Net loss for the year	(1,311,591)	(3,523,632)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,866	22,970
Stock-based compensation	203,454	2,299,211

Changes in operating assets and liabilities:
Prepaid expenses and deposits	9,302	(7,031)
Accounts payable and accrued liabilities	(1,376)	(63,955)
Due to related party	(4,077)	–

Net Cash Used In Operating Activities	(1,092,422)	(1,272,437)

Investing Activities

Purchase of property and equipment	(4,757)	(12,083)

Net Cash Used In Investing Activities	(4,757)	(12,083)

Financing Activities

Proceeds from loans payable	412,606	143,744
Advances from related party	–	38,037
Repayments to related party	–	(9,025)
Proceeds from issuance of common stock	625,000	1,123,163

Net Cash Provided by Financing Activities	1,037,606	1,295,919

Effect of Foreign Exchange Rate Changes on Cash	40,790	(20,069)

Change in Cash	(18,783)	(8,670)

Cash, Beginning of Year	24,008	32,678

Cash, End of Year	5,225	24,008

Non-cash Investing and Financing Activities:
Common stock issued pursuant to settlement of accounts payable	93,482	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

flooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

On February 28, 2017, the Company and MBE Holdings Inc. (“MBE”) and the shareholders of MBE who collectively own 100% of MBE entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the MBE shareholders an aggregate of 5,248,626 shares of its common stock in exchange for 100% of the equity interests of MBE held by the MBE shareholders. As a result of the share exchange, MBE became a wholly owned subsidiary of the Company.

As a result of the Share Exchange Agreement, the acquisition transaction was accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company evaluated the guidance contained in ASC 805-50 with respect to the combinations among entities or businesses under common control and concluded that since the majority shareholders of the Company and MBE are the same, therefore, this was a common control transaction and did not result in a change in control at the ultimate parent or the controlling shareholder level.

Consequently, common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the consolidated financial statements of the ultimate parent. As a result, the financial position and the results of operations of the Company and MBE were consolidated together as if they were operating as one entity from the beginning.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at February 28, 2019, the Company has not generated any revenues, has a working capital deficit of $3,103,192, and has an accumulated deficit of $51,470,192 since inception. Furthermore, during the year ended February 28, 2019, the Company used net cash of $1,092,422 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entity:

MBE Holdings Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful lives and recoverability of equipment, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(c)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Computer equipment	20% – declining balance method

Furniture and equipment	55% – declining balance method

(f)	Impairment of Long-lived Assets

The Company reviews long-lived assets such as property and equipment with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

(g)	Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to a related party.

The following table represents assets and liabilities that are measured and recognized at fair value as of February 28, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	5,225	–	–

The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company has not recorded any amounts pertaining to uncertain tax positions.

(i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currency of MBE is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of MBE are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(k)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(l)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2019, the Company had 23,981,500 (2018 – 23,881,500) potentially dilutive shares outstanding.

(m)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at February 28, 2019 and 2018, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(n)	Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	2019 $	2018 $

Computer equipment	37,377	38,428
Furniture and equipment	37,067	32,406

Total	74,444	70,834
Less: Accumulated depreciation	(49,435)	(38,716)

Net carrying value	25,009	32,118

4.	Loans Payable

(a)	As at February 28, 2019, the Company owed $2,034,825 (Cdn$2,679,051) (2018 – $1,990,717 (Cdn$2,549,914)) which is non-interest bearing, unsecured, and due on demand.

(b)	As at February 28, 2019, the Company owed $348,577 (Cdn$458,936) (2018 – $43,954 (Cdn$56,301)) which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	As at February 28, 2019, the Company owed $622,173 (Cdn$819,153) (2018 – $626,250 (Cdn$802,164)) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the year ended February 28, 2019, the Company incurred $186,706 (2018 – $186,603) in research and development fees to the President of the Company.

(c)	During the year ended February 28, 2019, the Company incurred $36,109 (2018 - $nil) in general administrative fees to the office manager who is also the spouse of the President of the Company.

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

5.	Related Party Transactions (continued)

(d)	During the year ended February 28, 2019, the Company granted stock options with a fair value of $87,645 (2018 - $394,675) to the President and to the spouse of the President of the Company.

6.	Preferred Stock

The preferred stock contains certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stockholder to receive 20% of the aggregate valuation of such merger;

•	The holder can convert each share of preferred stock into 100 shares of common stock; and

•	Each holder of preferred stock shall be entitled to cast 200 votes.

7.	Common Stock

Common stock issued during the year ended February 28, 2019:

(a)	On May 30, 2018, the Company issued 435,000 shares of common stock with a fair value of $93,482 to settle accounts payable of $93,482.

(b)	On July 26, 2018, the Company issued 1,785,714 shares of common stock at a price of $0.35 per share for proceeds of $625,000.

(c)	During the year ended February 28, 2019, the Company issued the remaining 1,249,100 shares of common stock pursuant to the Share Exchange Agreement.

Common stock issued during the year ended February 28, 2018:

(d)	On January 5, 2018, the Company issued 5,674,944 shares of common stock with a fair value of $1,418,736 to various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(e)	On January 8, 2018, the Company issued 2,488,028 shares of common stock at a price of $0.35 per share for proceeds of $870,810.

(f)	During the year ended February 28, 2018, the Company issued 4,720,532 shares of common stock pursuant to the Share Exchange Agreement.

8.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2017, 2018, and 2019	18,275,000	0.40

As at February 28, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

18,275,000	0.40	December 1, 2019

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

9.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2017	–	–

Granted	5,606,500	0.20

Balance, February 28, 2018	5,606,500	0.20	–

Granted	3,100,000	0.22
Cancelled	(3,000,000)	0.22

Balance, February 28, 2019	5,706,500	0.20	–

Additional information regarding stock options outstanding as at February 28, 2019 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.20	5,706,500	3.5	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2019	2018

Risk-free interest rate	2.52%	1.49%
Expected life (in years)	5	5
Expected volatility	238%	290%

The fair value of stock options recognized during the year ended February 28, 2019 was $203,454 (2018 - $880,475), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended February 28, 2019 was $0.19 (2018 – $0.20) per option.

10.	Commitments

The minimum lease payments over the remaining terms of the premises leases are as follows:

Fiscal Year	$

2019	66,003

FLOOIDCX CORP.

(formerly Gripevine, Inc.)

Notes to the Consolidated Financial Statements

Years Ended February 28, 2019 and 2018

(Expressed in U.S. Dollars)

11.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2019 $	2018 $

Net loss before taxes	(1,311,591)	(3,523,632)
Statutory tax rate	21%	34%

Expected income tax recovery	275,434	1,198,035
Permanent differences and other	(42,725)	(299,362)
Change in enacted tax rate	–	1,101,538
Change in valuation allowance	(232,709)	202,865

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at February 28, 2019 and 2018 are comprised of the following:

	2019 $	2018 $

Net operating losses carried forward	2,012,119	1,779,410
Valuation allowance	(2,012,119)	(1,779,410)

Net deferred tax asset	–	–

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As at February 28, 2019, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12.	Subsequent Events

(a)	On May 17, 2019, the Company entered into a share exchange agreement with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 shares of common stock of the Company. R1 has developed a comprehensive customer service feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded by the President of the Company.

(b)	On May 30, 2019, the Company granted 11,050,000 stock options exercisable at $0.20 per share of common stock expiring on May 30, 2026 to officers, directors, and consultants of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 15, 2019, the Company was notified by SRCO Professional Corporation (“SRCO”) that the firm resigned as its independent registered public accounting firm. Other than as noted in the paragraph below, the report of SRCO on the Company’s financial statements for the years ended February 28, 2018 and 2017 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The report of SRCO on the Company’s financial statements as of and for the years ended February 28, 2018 and 2017 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had recurring losses from operations and a net capital deficiency that raised doubt about its ability to continue as a going concern.

During the fiscal years ended February 28, 2018 and 2017 and through the interim period ended April 15, 2019, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with SRCO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to SRCO’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s financial statements for such periods.

On April 17, 2019, the Company engaged Saturna Group Chartered Professional Accountants LLP (“Saturna”) in Vancouver, British Columbia as the registered independent public accountant for the fiscal year ended February 28, 2019. The decision to appoint Saturna was approved by the Company’s Board of Directors on April 17, 2019.

During the Company’s two most recent fiscal years and the subsequent interim period up through the date of engagement of Saturna (April 17, 2019), neither the Company nor anyone on its behalf consulted Saturna regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. Further, Saturna has not provided the Company with written or oral advice that was an important factor that the Company considered in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of February 28, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Richard Hue	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	57

Mark Vange	Chief Technical Officer and a Director	48

Helen Bernardino	Director	59

The biographies of the directors and officers are set forth below as follows:

Richard Hue. Mr. Hue has been the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a director of the Company since October 2016. He has worked with companies in the service and technology industries. He is an experienced, passionate entrepreneur and self-professed, “startup junkie”. Mr. Hue’s experience working with companies in the service and technology sectors has offered founders experience and contacts in numerous fields. As lead investment manager of a privately managed family fund since September 1997, Mr. Hue also oversees many investments from real estate to technology. Mr. Hue began his career as an investment banker with one of Wall Street’s major investment banking institutions in 1988, providing him with many years of management and investment banking experience. His duties and responsibilities included: (i) researching and analyzing solutions for diversification and enhancement of portfolios; (ii) monitoring finances by analyzing cash flow and other financial statements; (iii) preparing valuation analyses; and (iv) analyzing data pertaining to debt and credit opportunities for various companies. And, as the former president of RT Equity Inc. from February 1995 to July 1998, a boutique merchant banking firm that was eventually acquired by a financial institution, Mr. Hue was responsible for overseeing the development of startups, restructuring business operations and expansions of private and public companies, many in the technology and biotech sector. In July 1999, Mr. Hue became the CEO of LaserMedia Communications Corp. which was publicly traded on both the US & Canadian Exchanges. Mr. Hue lead its ActFit brand to be one of the top selling products at Comp USA & Best Buy and AcitFit.com as one of the top fitness sites during the early internet days. Mr. Hue continues to successfully apply his investment and management skills to small and mid-cap companies both in North America and internationally.

Mark Vange. Mr. Vange has been the Chief Technical Officer of the Company since May 2013, as well as a technologist and entrepreneur for over two decades. Mr. Vange was chief technology officer of VR1 Inc. from 1995 to 2001, where he led the development of network technology to facilitate massively multiplayer online games. During 2004, Mr. Vange founded Mobile Post Production for rapid porting of applications between various mobile telephony platforms. He was also the chief technology officer of Electronic Arts, one of the World’s largest video game companies, from April 2011 to August 2012. Mr. Vange has formed and exited several technology driven companies and is also a successful advisor to companies and investment funds for technology that enables community building and business operations.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended February 28, 2019, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 28, 2019 and 2018, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended February 28, 2019 and 2018. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)		All other compensation ($)		Total ($)
Richard Hue (Chief Executive Officer, President, Treasurer/	2019	-0-	-0-	-0-		186,706	(3)	186,706
Chief Financial Officer)(1)	2018	-0-	-0-	313,960	(2)	186,603	(3)	500,563

(1)	Mr. Hue has served in these capacities since October 2016.
(2)

The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 291%; risk free interest rate of 1.49%; expected life of 5 years; and expected dividend rate of 0%.

(3)	Of the amounts due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.

The following table sets forth information with respect to options awards for our principal executive officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard Hue (1)	2,000,000	-0-	-0-	0.20	8/16/2022

_________

(1)	Does not include options to purchase 513,000 shares of common stock granted to Mr. Hue’s wife, who has served as our office manager and administrative officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of May 31, 2019 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 136,353,318 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of May 31, 2019.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED (1)		OWNED (1)

Richard Hue	Common	65,527,617	(2)	45.4%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

James Liolios	Common	7,875,000		5.8%
1282A Cornwall Road	Preferred	-0-		0%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	850,000	(3)	0.6%
	Preferred	-0-		0%

Helen Bernardino	Common	220,000	(4)	0.2%
	Preferred	-0-		0%

All executive officers and	Common	66,597,617	(5)	46.0%
directors as a group (3 persons)	Preferred	1,000,000		100%

39

__________

(1)

Under Rule 13d-3, A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 31, 2019 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 31, 2019 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Includes (a) 1,014,617 shares held of record by his wife and Office Manager for the Company, (b) 4,763,000 shares of common stock issuable upon exercise of immediately exercisable stock options, of which 3,500,000 options are held by him and 1,263,000 options are held by his wife and Office Manager of the Company, and (c) 3,250,000 shares of common stock issuable pursuant to the R1 Exchange Agreement. Mr. Hue’s wife and other independent contractors and employees of the Company have been granted stock options in lieu of compensation from time to time.

(3)	Includes 350,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(4)	Includes 220,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(5)	Includes 5,333,000 shares of common stock issuable upon exercise of immediately exercisable stock options.

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

DUE TO RELATED PARTIES

At February 28, 2019 and 2018, balances due to a related party were $622,173 and $626,250, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due to related parties were incurred mainly in connection with the services provided for the development of an online complaint resolution platform, and are owed to the President of the Company.

ACQUISITION OF RESOLUTION 1, INC.

On May 17, 2019, the Company entered into a Share Exchange Agreement (the “R1 Exchange Agreement”) with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 restricted shares of the Company’s common stock (the “Acquisition”). R1 has developed a comprehensive customer service feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded in August 2012 by Richard Hue, the CEO and a director of the Company. The Acquisition was approved by the independent members of the board of directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2019	2018
Audit fees	$26,900	$33,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

2.1

Share Exchange Agreement by and among Resolution 1, Inc., the stockholders of Resolution 1, Inc., and flooidCX Corp. dated May 17, 2019 incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on May 21, 2019.

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

4.1	Form of Share Purchase Warrant dated December 1, 2016 incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on January 13, 2017.

10.1	Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated December 6, 2016 incorporated herewith as filed as an Exhibit to the Form 8-K on March 3, 2017.

10.2	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.3	Debt Settlement Agreement dated May 30, 2018 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on July 13, 2018.

16.1	Letter from SRCO Professional Corporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on April 18, 2019.

21	List of Subsidiaries incorporated herewith as filed as an Exhibit to the Annual Report on Form 10-K on June 14, 2017.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

____________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

flooidCX Corp.

Date: June 13, 2019	By:	/s/ Richard Hue
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

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief Financial Officer	June 13, 2019
Richard Hue

/s/ Helen Bernardino	Director	June 13, 2019
Helen Bernardino

/s/ Mark Vange	Director	June 13, 2019
Mark Vange

