Form 10-Q
period 2019-05-31
flooidCX Corp.
filed 2019-07-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2019

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

(855) 535-6643

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

As of July 15, 2019, there were 136,353,318 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three Months Ended May 31, 2019 and 2018

(Expressed in US dollars)

(unaudited)

4

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	May 31, 2019 $	February 28, 2019 $

ASSETS
Cash	10,271	5,517
Prepaid expenses and deposits	15,259	18,458

Total Current Assets	25,530	23,975

Property and equipment (Note 3)	22,279	25,009

Total Assets	47,809	48,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	123,926	121,300
Loans payable (Note 4)	2,668,957	2,526,650
Due to related party (Note 5)	647,658	633,060

Total Liabilities	3,440,541	3,281,010

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 8)
Subsequent Event (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 136,353,318 shares issued and outstanding	136,353	136,353

Common stock issuable	10,000	10,000

Additional paid-in capital	49,118,995	48,250,116

Accumulated other comprehensive income	311,694	255,023

Deficit	(52,970,774)	(51,884,518)

Total Stockholders’ Deficit	(3,392,732)	(3,232,026)

Total Liabilities and Stockholders’ Deficit	47,809	48,984

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2019 $	Three Months Ended May 31, 2018 $

Expenses

General and administrative (Note 5)	229,529	135,294
Research and development (Note 5)	856,727	315,807

Total expenses	1,086,256	451,101

Net loss for the period	(1,086,256)	(451,101)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	56,671	(32,312)

Comprehensive loss for the period	(1,029,585)	(483,413)
Net loss per share, basic and diluted	(0.01)	–
Weighted average number of shares outstanding	136,353,318	132,901,946

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	10,000	48,250,116	255,023	(51,884,518)	(3,232,026)

Fair value of stock options granted	–	–	–	–	–	868,879	–	–	868,879

Foreign exchange translation gain	–	–	–	–	–	–	56,671	–	56,671

Net loss for the period	–	–	–	–	–	–	–	(1,086,256)	(1,086,256)

Balance, May 31, 2019	1,000,000	1,000	136,353,318	136,353	10,000	49,118,995	311,694	(52,970,774)	(3,392,732)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2018	1,000,000	1,000	132,883,504	132,884	11,249	47,330,400	146,124	(50,570,351)	(2,948,694)

Shares issued pursuant to share exchange agreement	–	–	528,094	528	(528)	–	–	–	–

Shares issued pursuant to settlement of accounts payable	–	–	435,000	435	–	93,047	–	–	93,482

Foreign exchange translation loss	–	–	–	–	–	–	(32,312)	–	(32,312)

Net loss for the period	–	–	–	–	–	–	–	(451,101)	(451,101)

Balance, May 31, 2018	1,000,000	1,000	133,846,598	133,847	10,721	47,423,447	113,812	(51,021,452)	(3,338,625)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2019 $	Three Months Ended May 31, 2018 $

Operating Activities

Net loss for the period	(1,086,256)	(451,101)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,082	4,403
Stock-based compensation	868,879	151,935

Changes in operating assets and liabilities:
Prepaid expenses and deposits	3,199	(6,242)
Accounts payable and accrued liabilities	2,626	33,259
Due to related party	14,598	(14,764)
Net Cash Used In Operating Activities	(194,872)	(282,510)

Financing Activities

Proceeds from loans payable	217,891	–
Repayments of loans payable	(5,853)	(32,175)
Proceeds from issuance of common stock	–	375,000
Net Cash Provided by Financing Activities	212,038	342,825
Effect of Foreign Exchange Rate Changes on Cash	(12,412)	4,453

Change in Cash	4,754	64,768

Cash, Beginning of Period	5,517	24,079
Cash, End of Period	10,271	88,847
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

flooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

On May 17, 2019, the Company and Resolution 1, Inc. (“R1”) and the shareholders of R1 who collectively own 100% of R1 entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the R1 shareholders an aggregate of 10,000,000 shares of its common stock in exchange for 100% of the equity interests of R1 held by the R1 shareholders. As a result of the share exchange, R1 became a wholly owned subsidiary of the Company

As a result of the Share Exchange Agreement, the acquisition transaction was accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company evaluated the guidance contained in ASC 805-50 with respect to the combinations among entities or businesses under common control and concluded that since the majority shareholders of the Company and R1 are the same, this was a common control transaction and did not result in a change in control at the ultimate parent or the controlling shareholder level.

Consequently, common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the consolidated financial statements of the ultimate parent. As a result, the financial position and the results of operations of the Company and R1 were consolidated together as if they were operating as one entity from the beginning.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at May 31, 2019, the Company has a working capital deficit of $3,415,011 and has an accumulated deficit of $52,970,774 since inception. Furthermore, during the three months ended May 31, 2019, the Company used $194,872 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

(b)	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

	(c)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation

	(d)	Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard on March 1, 2019, did not have any impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	As at May 31, 2019 $	As at February 28, 2019 $

Computer equipment	36,086	37,377
Furniture and equipment	36,388	37,067

Total	72,474	74,444
Less: Accumulated depreciation	(50,194)	(49,435)

Net carrying value	22,279	25,009

4.	Loans Payable

As at May 31, 2019, the Company owed $2,668,957 (Cdn$3,610,298) (February 28, 2019 – $2,526,650 (Cdn$3,326,587)) which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	As at May 31, 2019, the Company owed $647,658 (Cdn$876,086) (February 28, 2019 – $636,060 (Cdn$833,486)) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the three months ended May 31, 2019, the Company incurred $44,766 (2018 – $46,707) in research and development fees to the President of the Company.

(c)	During the three months ended May 31, 2019, the Company incurred $9,402 (2018 – $8,271) in research and development fees to the Acting Chief Operating Officer of the Company.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

5.	Related Party Transactions (continued)

(d)	During the three months ended May 31, 2019, the Company incurred $6,342 (2018 - $13,013) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(e)	During the three months ended May 31, 2019, the Company recognized stock-based compensation of $783,211 (2018 - $62,414) to the President, spouse of the President, and Acting Chief Operating Officer of the Company.

6.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019 and May 31, 2019	18,275,000	0.40

As at May 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

18,275,000	0.40	December 1, 2019

7.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2019	5,706,500	0.20	–

Granted	11,050,000	0.20

Balance, May 31, 2019	16,756,500	0.20	–

Additional information regarding stock options outstanding as at May 31, 2019 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.20	16,756,500	5.7	0.20

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three months ended May 31, 2019	Three months ended May 31, 2018

Risk-free interest rate	2.12%	1.49%
Expected life (in years)	5	5
Expected volatility	245%	290%

The fair value of stock options recognized during the three months ended May 31, 2019 was $868,879 (2018 - $151,935), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the three months ended May 31, 2019 was $0.20 (2018 – $0.20) per option.

8.	Commitment

The minimum lease payments over the remaining terms of the premises leases are as follows:

Fiscal Year	$

2020	45,389

9.	Subsequent Event

On July 2, 2019, the Company received subscription proceeds of $50,000 for 250,000 common shares issuable at a price of $0.20 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2019. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

flooidCX Corp., formerly known as Gripevine, Inc. (the “Company”), was incorporated under the name Baixo Relocation Services, Inc. in the state of Nevada on January 7, 2014, to operate as a relocation service provider for clients moving to the State of Goa, India. On May 31, 2016, Rosy Rodrigues, our prior majority shareholder, sole executive officer and member of the Board of Directors, entered into those certain stock purchase agreements effective October 3, 2016 with certain individuals and/or entities, and sold and transferred the control block of the Company consisting of 5,000,000 shares of restricted common stock, representing approximately 62.5% of the total issued and outstanding shares of common stock and resulting in a change in control.

Effective February 28, 2017, we entered into a share exchange agreement (the “MBE Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”), pursuant to which MBE Exchange Agreement we acquired all the technology and assets and assumed all liabilities of MBE, and MBE became our wholly-owned subsidiary. In accordance with the terms and provisions of the MBE Exchange Agreement, an aggregate of 5,248,626 shares of our restricted common stock were issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE.

Effective March 18, 2019, we changed our name to flooidCX Corp. pursuant to Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State. The name of the Company was changed as part of our rebranding, which better reflects our new business direction into the customer care and feedback solutions space – offering easy to adapt customer care and feedback solutions to enterprises of all sizes.

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

Results of Operations

The following discussions are based on our condensed consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our financial statements for the three-month period ended May 31, 2019.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three-Month Period Ended May 31, 2019 Compared to Three-Month Period Ended May 31, 2018

Revenue. We did not generate any revenue during the three months ended May 31, 2019 or 2018.

Operating expenses: During the quarter ended May 31, 2019, we incurred operating expenses in the amount of $1,086,256 compared to operating expenses incurred during the quarter ended May 31, 2018 of $451,101 (an increase of $635,155). Operating expenses include: (i) general and administrative of $229,529 (2018: $135,294); and (ii) research and development of $856,727 (2018: $315,807). General and administrative expenses increased by $94,235 due to new stock options as compensation in general and administrative services. Research and development expenses increased by $540,920 due to new stock options as compensation for research and development services.

Liquidity and Capital Resources

Three Months Ended May 31, 2019

As at May 31, 2019, our current assets were $25,530 and our current liabilities were $3,440,541, which resulted in a working capital deficit of $3,415,011. As of May 31, 2019, current assets were comprised of: (i) $10,271 in cash; and (ii) $15,259 in prepaid expenses and deposits. Also as of May 31, 2019, current liabilities were comprised of: (i) $123,926 in accounts payable and accrued liabilities; (ii) $2,668,957 in loans payable and (iii) $647,658 due to related party.

Stockholders’ deficit increased from $3,232,026 as of February 28, 2019 to $3,392,732 as of May 31, 2019.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended May 31, 2019, net cash flows used in operating activities was $194,872 compared to $282,510 for the three months ended May 31, 2018.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three months ended May 31, 2019 was $212,038, which consisted of $217,891 from proceeds of loans payable offset by $5,853 in repayments of loans payable. During the three months ended May 31, 2018, cash flows provided by financing activities was $342,825, which consisted of $375,000 from the issuance of shares, offset by $32,175 in repayments of loans payable.

Material Commitments

The balance due to a related party is interest free, unsecured and are repayable on demand. The balance due to a related party is mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended May 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at May 31, 2019, we had a working capital deficit of $3,415,011 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Our auditor has issued a going concern opinion on our financial statements for the fiscal year ended February 28, 2019. Additionally, at May 31, 2019, the Company has a working capital deficit of $3,415,011, and has an accumulated deficit of $52,970,774 since inception. Furthermore, during the three months ended May 31, 2019, the Company used $194,872 in operating activities.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard on March 1, 2019, did not have any impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2019. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchange

During the three months ended May 31, 2019, we authorized 10,000,000 shares of common stock for issuance to consummate the acquisition of Resolution 1, Inc. in a share exchange transaction. The shares had not been issued as of May 31, 2019, as the registrant was in the process of collecting updated shareholder information before issuing the new shares.

The securities referenced above will be issued in reliance on the exemptions from registration afforded by Regulation D and Regulation S promulgated under the Securities Act as a transaction by an issuer not involving a public offering. Such shares of common stock will not be registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors are acknowledging that the securities to be issued have not been registered under the Securities Act, that they understand the economic risk of an investment in the securities, and that they have had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended May 31, 2019 that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

flooidCX Corp.

Date: July 15, 2019	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

