Form 10-Q
period 2019-08-31
flooidCX Corp.
filed 2019-10-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2019

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

As of October 15, 2019, there were 137,603,318 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2019 and 2018

(Expressed in US dollars)

(unaudited)

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	August 31, 2019 $	February 28, 2019 $

ASSETS
Cash	8,533	5,517
Prepaid expenses and deposits	12,386	18,458
Total Current Assets	20,919	23,975
Property and equipment (Note 3)	22,141	25,009
Total Assets	43,060	48,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	133,315	121,300
Loans payable (Note 4)	2,838,171	2,526,650
Due to related party (Note 5)	688,143	633,060
Total Liabilities	3,659,629	3,281,010

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 9)
Subsequent Events (Note 10)

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 300,000,000 shares authorized, $0.001 par value 136,603,318 and 136,353,318 shares issued and outstanding, respectively	136,603	136,353
Common stock issuable	10,000	10,000
Additional paid-in capital	49,424,227	48,250,116
Accumulated other comprehensive income	253,035	255,023
Deficit	(53,441,434)	(51,884,518)
Total Stockholders’ Deficit	(3,616,569)	(3,232,026)
Total Liabilities and Stockholders’ Deficit	43,060	48,984

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended August 31, 2019 $	Three Months Ended August 31, 2018 $	Six Months Ended August 31, 2019 $	Six Months Ended August 31, 2018 $

Expenses
General and administrative (Note 5)	158,030	132,933	387,559	268,227
Research and development (Note 5)	312,630	321,217	1,169,357	637,024
Total expenses	470,660	454,150	1,556,916	905,251

Net loss for the period	(470,660)	(454,150)	(1,556,916)	(905,251)
Other comprehensive loss
Foreign currency translation loss	(58,659)	(19,932)	(1,988)	(52,244)
Comprehensive loss for the period	(529,319)	(474,082)	(1,558,904)	(957,495)
Net loss per share, basic and diluted	–	–	(0.01)	(0.01)
Weighted average number of shares outstanding	136,516,361	134,592,150	136,436,840	133,774,136

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	10,000	48,250,116	255,023	(51,884,518)	(3,232,026)
Fair value of stock options granted	–	–	–	–	–	868,879	–	–	868,879
Foreign exchange translation gain	–	–	–	–	–	–	56,671	–	56,671
Net loss for the period	–	–	–	–	–	–	–	(1,086,256)	(1,086,256)

Balance, May 31, 2019	1,000,000	1,000	136,353,318	136,353	10,000	49,118,995	311,694	(52,970,774)	(3,392,732)
Shares issued for cash	–	–	250,000	250	–	49,750	–	–	50,000
Fair value of stock options granted	–	–	–	–	–	255,482	–	–	252,482
Foreign exchange translation loss	–	–	–	–	–	–	(58,659)	–	(58,659)
Net loss for the period	–	–	–	–	–	–	–	(470,660)	(470,660)
Balance, August 31, 2019	1,000,000	1,000	136,603,318	136,603	10,000	49,424,227	253,035	(53,441,434)	(3,619,569)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2018	1,000,000	1,000	132,883,504	132,884	11,249	47,330,400	146,124	(50,570,351)	(2,948,694)
Shares issued pursuant to share exchange agreement	–	–	528,094	528	(528)	–	–	–	–
Shares to be issued pursuant to settlement of accounts payable	–	–	–	–	435	93,047	–	–	93,482
Share subscriptions received	–	–	–	–	1,071	373,929	–	–	375,000
Fair value of stock options granted	–	–	–	–	–	151,935			151,935
Foreign exchange translation gain	–	–	–	–	–	–	33,982	–	33,982
Net loss for the period	–	–	–	–	–	–	–	(451,101)	(451,101)

Balance, May 31, 2018	1,000,000	1,000	133,411,598	133,412	12,227	47,949,311	180,106	(51,021,452)	(2,745,396)
Shares issued for cash	–	–	2,506,720	2,506	(1,792)	249,286	–	–	250,000
Fair value of options granted	–	–	–	–	–	154,153	–	–	154,153
Foreign exchange translation gain	–	–	–	–	–	–	18,262	–	18,262
Net loss for the period	–	–	–	–	–	–	–	(454,150)	(454,150)
Balance, August 31, 2018	1,000,000	1,000	135,918,318	135,918	10,435	48,352,750	198,368	(51,475,602)	(2,777,131)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended August 31, 2019 $	Six Months Ended August 31, 2018 $

Operating Activities

Net loss for the period	(1,556,916)	(905,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,069	6,915
Stock-based compensation	1,124,361	306,088
Changes in operating assets and liabilities:
Prepaid expenses and deposits	6,072	(3,206)
Accounts payable and accrued liabilities	12,015	18,705
Due to related party	55,083	(1,637)
Net Cash Used In Operating Activities	(355,316)	(578,386)
Investing Activities
Purchase of property and equipment	(1,447)	(4,901)
Net Cash Used in Investing Activities	(1,447)	(4,901)

Financing Activities
Proceeds from loans payable	335,770	51,992
Repayment of loans payable	–	(2,774)
Proceeds from issuance of common stock	50,000	625,000

Net Cash Provided by Financing Activities	385,770	674,218
Effect of Foreign Exchange Rate Changes on Cash	(25,991)	2,446
Change in Cash	3,016	93,377
Cash, Beginning of Period	5,517	24,079
Cash, End of Period	8,533	117,456

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2019 and 2018

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at August 31, 2019, the Company has a working capital deficit of $3,638,710 and has an accumulated deficit of $53,441,434 since inception. Furthermore, during the six months ended August 31, 2019, the Company used $355,316 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Six Months Ended August 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(c)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

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

3.	Property and Equipment

	As at August 31, 2019 $	As at February 28, 2019 $

Computer equipment	38,164	37,377
Furniture and equipment	37,023	37,067
Total	75,187	74,444
Less: Accumulated depreciation	(53,046)	(49,435)
Net carrying value	22,141	25,009

4.	Loans Payable

As at August 31, 2019, the Company owed $2,838,171 (Cdn$3,773,348) (February 28, 2019 – $2,526,650 (Cdn$3,326,587)) which is non-interest bearing, unsecured, and due on demand.

5.	Related Party Transactions

(a)	As at August 31, 2019, the Company owed $688,143 (Cdn$914,866) (February 28, 2019 – $636,060 (Cdn$833,486)) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the six months ended August 31, 2019, the Company incurred $90,151 (2018 – $92,500) in research and development fees to the President of the Company.

(c)	During the six months ended August 31, 2019, the Company incurred $18,820 (2018 – $19,431) in research and development fees to the Chief Operating Officer of the Company.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

5.	Related Party Transactions (continued)

(d)	During the six months ended August 31, 2019, the Company incurred $6,386 (2018 - $30,460) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(e)	During the six months ended August 31, 2019, the Company recognized stock-based compensation of $1,011,226 (2018 - $104,024) to the President, spouse of the President, and Chief Operating Officer of the Company.

6.	Common Stock

On July 2, 2019, the Company issued 250,000 shares of common stock at $0.20 per share for proceeds of $50,000.

7.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019 and August 31, 2019	18,275,000	0.40

As at August 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

18,275,000	0.40	December 1, 2019

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2019	5,706,500	0.20	–
Granted	11,050,000	0.20
Balance, August 31, 2019	16,756,500	0.20	–

Additional information regarding stock options outstanding as at August 31, 2019 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.20	16,756,500	5.5	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Six months ended August 31, 2019	Six months ended August 31, 2018

Risk-free interest rate	2.12%	1.49%
Expected life (in years)	5	5
Expected volatility	245%	290%

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

8.	Stock Options (continued)

The fair value of stock options recognized during the six months ended August 31, 2019 was $1,124,361 (2018 - $306,088), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the six months ended August 31, 2019 was $0.20 (2018 – $0.20) per option.

9.	Commitment

The minimum lease payments over the remaining terms of the premises leases are as follows:

Fiscal Year	$

2020	26,114

10.	Subsequent Events

On September 26, 2019, the Company issued 1,000,000 common shares for proceeds of $50,000 pursuant to a private placement.

On October 11, 2019, the Company entered into an agreement with a company who is to provide financial advisory and investment banking services to the Company for $5,000 per month for a period of six months. The monthly fee is payable in cash of in shares of the Company’s common stock, as determined by the Company. If paid in shares, they are to be valued using the volume-weighted average price of the shares for the five trading days immediately preceding each month fee payment due date. The Company is to issue 2,500,000 shares of common stock upon execution of the agreement and a further 2,500,000 shares of common stock upon an uplisting of the Company’s common stock to a national stock exchange. In addition, for any financing introduced by the financial advisor, the Company is to pay an 8% commission of the amount of capital raised, a fee of 1% of the amount of capital raised for unallocated expenses, and issue warrants to purchase shares of common stock equal to 8% of the number of shares of common stock issued in the financing. The warrants will be exercisable at a price equal to the price of the common stock issued to the investors in the financing and expire five years from the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2019. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

On May 17, 2019, we entered into a Share Exchange Agreement (the “R1 Exchange Agreement”) with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 restricted shares of our common stock (the “Acquisition”). R1 has developed a comprehensive customer care and feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded in August 2012 by Richard Hue, the CEO and a director of our Company. The Acquisition was approved by the independent members of the board of directors of the Company. Since the majority shareholders of the Company and R1 are the same, this did not result in the change in control at the ultimate parent or the controlling shareholder level, and was accounted for as a common control transaction.

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

Results of Operations

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three and six month periods ended August 31, 2019, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2019 and notes thereto included in the Form 10-K filed with the SEC on June 13, 2019.

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

Three-Month Period Ended August 31, 2019 Compared to Three-Month Period Ended August 31, 2018

Revenue. We did not generate any revenue during the three months ended August 31, 2019 or 2018.

Operating expenses: During the quarter ended August 31, 2019, we incurred operating expenses in the amount of $470,660 compared to operating expenses incurred during the quarter ended August 31, 2018 of $454,150 (an increase of $16,510). Operating expenses include: (i) general and administrative of $158,030 (2018: $132,933); and (ii) research and development of $312,630 (2018: $321,217). General and administrative expenses increased by $25,097 due to new stock options as compensation in general and administrative services. Research and development expenses decreased by $8,587 due to streamlining of consultants.

Six-Month Period Ended August 31, 2019 Compared to Six-Month Period Ended August 31, 2018

Revenue. We did not generate any revenue during the six months ended August 31, 2019 or 2018.

Operating expenses: During the six months ended August 31, 2019, we incurred operating expenses in the amount of $1,556,916 compared to operating expenses incurred during the six months ended August 31, 2018 of $905,251 (an increase of $651,665). Operating expenses include: (i) general and administrative of $387,559 (2018: $268,227); and (ii) research and development of $1,169,357 (2018: $637,024). General and administrative expenses increased by $119,332 due to new stock options as compensation in general and administrative services. Research and development expenses decreased by $532,333 due to new stock options as compensation for research and development services.

Liquidity and Capital Resources

As of August 31, 2019

As at August 31, 2019, our current assets were $20,919 and our current liabilities were $3,659,629, which resulted in a working capital deficit of $3,638,710. As of August 31, 2019, current assets were comprised of: (i) $8,533 in cash; and (ii) $12,386 in prepaid expenses and deposits. Also as of August 31, 2019, current liabilities were comprised of: (i) $133,315 in accounts payable and accrued liabilities; (ii) $2,838,171 in loans payable and (iii) $688,143 due to related party.

As of August 31, 2019, our total assets were $43,060 comprised of: (i) current assets of $20,919; and (ii) equipment, net of depreciation of $22,141. The decrease in total assets during the six months ended August 31, 2019 from the fiscal year ended February 28, 2019 was due to decreases in prepaid expenses and deposits and the depreciated value of equipment.

As of August 31, 2019, our total liabilities were $3,659,629 comprised of current liabilities.

Stockholders’ deficit increased from $3,232,026 as of February 28, 2019 to $3,616,569 as of August 31, 2019.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended August 31, 2019, net cash flows used in operating activities was $355,316 compared to $578,386 for the six months ended August 31, 2018.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the six months ended August 31, 2019 was $355,316, which consisted of $335,770 in proceeds from loans and $50,000 in proceeds from the issuance of common stock. During the six months ended August 31, 2018, cash flows provided by financing activities was $674,218, which consisted of $625,000 from the issuance of shares and $51,992 from the proceeds of loans, offset by $2,774 in repayments of loans payable.

Material Commitments

The balance due to a related party is interest free, unsecured and are repayable on demand. The balance due to a related party is mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended August 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2019, we had a working capital deficit of $3,638,710 and we will require additional financing in order to enable us to proceed with our plan of operations. There can be no assurance that additional financing will be available to us or that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock and loans in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

Our auditor has issued a going concern opinion on our financial statements for the fiscal year ended February 28, 2019. Additionally, at August 31, 2019, the Company has a working capital deficit of $3,638,710, and has an accumulated deficit of $53,441,434 since inception. Furthermore, during the six months ended August 31, 2019, the Company used $355,316 in operating activities. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the six months ended August 31, 2019 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2019. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchange

During the three months ended August 31, 2019, we sold 250,000 shares at $0.20 per share to one individual.

The securities referenced above were issued in reliance on the exemption from registration afforded by Regulation S promulgated under the Securities Act. Such shares of common stock will not be registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors are acknowledging that the securities to be issued have not been registered under the Securities Act, that they understand the economic risk of an investment in the securities, and that they have had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended August 31, 2019 that were not otherwise disclosed in a Current Report on Form 8-K.

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

flooidCX Corp.

Date: October 15, 2019	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

