Form 10-Q
period 2019-11-30
flooidCX Corp.
filed 2020-01-17
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2019

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

As of January 14, 2020, there were 147,103,318 shares of our common stock issued and outstanding, par value $0.001.

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

3

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2019 and 2018

(Expressed in U.S. dollars)

(unaudited)

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	November 30, 2019 $	February 28, 2019 $

ASSETS
Cash	90,709	5,517
Prepaid expenses and deposits	9,389	18,458
Total Current Assets	100,098	23,975
Property and equipment (Note 3)	20,285	25,009
Total Assets	120,383	48,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	128,868	121,300
Deferred revenue	15,000	–
Loans payable (Note 4)	2,694,314	2,526,650
Due to related party (Note 5)	738,994	633,060
Total Liabilities	3,577,176	3,281,010

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Event (Note 10)

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 300,000,000 shares authorized, $0.001 par value 147,103,318 and 136,603,318 shares issued and outstanding, respectively	147,103	136,353
Common stock issuable	10,000	10,000
Additional paid-in capital	50,284,331	48,250,116
Accumulated other comprehensive income	249,935	255,023
Deficit	(54,149,162)	(51,884,518)
Total Stockholders’ Deficit	(3,456,793)	(3,232,026)
Total Liabilities and Stockholders’ Deficit	120,383	48,984

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended November 30, 2019 $	Three Months Ended November 30, 2018 $	Nine Months Ended November 30, 2019 $	Nine Months Ended November 30, 2018 $

Expenses
General and administrative (Note 5)	346,650	117,636	730,209	385,863
Research and development (Note 5)	316,078	158,640	1,485,435	795,664
Total expenses	658,728	276,276	2,215,644	1,181,527

Loss before other expense	(658,728)	(276,276)	(2,215,644)	(1,181,527)

Other expense
Loss on settlement of debt (Note 6)	(49,000)	–	(49,000)	–
Net loss for the period	(707,728)	(276,276)	(2,264,644)	(1,181,527)

Other comprehensive loss
Foreign currency translation loss	(3,100)	(55,688)	(5,088)	(107,932)
Comprehensive loss for the period	(710,828)	(331,964)	(2,269,732)	(1,289,459)
Net loss per share, basic and diluted	(0.01)	–	(0.02)	(0.01)
Weighted average number of shares outstanding	140,213,208	136,353,318	137,685,136	134,776,302

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	10,000	48,250,116	255,023	(51,884,518)	(3,232,026)
Fair value of stock options granted	–	–	–	–	–	868,879	–	–	868,879
Foreign exchange translation gain	–	–	–	–	–	–	56,671	–	56,671
Net loss for the period	–	–	–	–	–	–	–	(1,086,256)	(1,086,256)
Balance, May 31, 2019	1,000,000	1,000	136,353,318	136,353	10,000	49,118,995	311,694	(52,970,774)	(3,392,732)
Shares issued for cash	–	–	250,000	250	–	49,750	–	–	50,000
Fair value of stock options granted	–	–	–	–	–	255,482	–	–	255,482
Foreign exchange translation loss	–	–	–	–	–	–	(58,659)	–	(58,659)
Net loss for the period	–	–	–	–	–	–	–	(470,660)	(470,660)

Balance, August 31, 2019	1,000,000	1,000	136,603,318	136,603	10,000	49,424,227	253,035	(53,441,434)	(3,616,569)
Shares issued for cash	–	–	4,500,000	4,500	–	220,500	–	–	225,000
Fair value of shares issued pursuant to settlement of loans payable	–	–	3,500,000	3,500	–	220,500	–	–	224,000
Fair value of shares issued for services	–	–	2,500,000	2,500	–	170,000	–	–	172,500
Fair value of stock options granted	–	–	–	–	–	249,104	–	–	249,104
Foreign exchange translation loss	–	–	–	–	–	–	(3,100)	–	(3,100)
Net loss for the period	–	–	–	–	–	–	–	(707,728)	(707,728)
Balance, November 30, 2019	1,000,000	1,000	147,103,318	147,103	10,000	50,284,331	249,935	(54,149,162)	(3,456,793)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2018	1,000,000	1,000	132,883,504	132,884	11,249	47,330,400	146,124	(50,570,351)	(2,948,694)
Shares issued pursuant to share exchange agreement	–	–	528,094	528	(528)	–	–	–	–
Shares to be issued pursuant to settlement of accounts payable	–	–	–	–	435	93,047	–	–	93,482
Share subscriptions received	–	–	–	–	1,071	373,929	–	–	375,000
Fair value of stock options granted	–	–	–	–	–	151,935	–	–	151,935
Foreign exchange translation gain	–	–	–	–	–	–	33,982	–	33,982
Net loss for the period	–	–	–	–	–	–	–	(451,101)	(451,101)

Balance, May 31, 2018	1,000,000	1,000	133,411,598	133,412	12,227	47,949,311	180,106	(51,021,452)	(2,745,396)
Shares issued for cash	–	–	2,506,720	2,506	(1,792)	249,286	–	–	250,000
Fair value of options granted	–	–	–	–	–	154,153	–	–	154,153
Foreign exchange translation gain	–	–	–	–	–	–	18,262	–	18,262
Net loss for the period	–	–	–	–	–	–	–	(454,150)	(454,150)

Balance, August 31, 2018	1,000,000	1,000	135,918,318	135,918	10,435	48,352,750	198,368	(51,475,602)	(2,777,131)
Shares issued pursuant to settlement of accounts payable	–	–	435,000	435	(435)	–	–	–	–
Fair value of options granted	–	–	–	–	–	17,316	–	–	17,316
Foreign exchange translation gain	–	–	–	–	–	–	61,446	–	61,446
Net loss for the period	–	–	–	–	–	–	–	(276,276)	(276,276)
Balance, November 30, 2018	1,000,000	1,000	136,353,318	136,353	10,000	48,370,066	259,814	(51,751,878)	(2,974,645)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2019 $	Nine Months Ended November 30, 2018 $

Operating Activities
Net loss for the period	(2,264,644)	(1,181,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,945	9,545
Loss on settlement of debt	49,000	–
Shares issued for services	172,500	–
Stock-based compensation	1,373,465	323,404
Changes in operating assets and liabilities:
Prepaid expenses and deposits	9,069	(5,227)
Accounts payable and accrued liabilities	7,568	5,144
Deferred revenue	15,000	–
Due to related party	105,934	(868)
Net Cash Used In Operating Activities	(526,163)	(849,529)

Investing Activities
Purchase of property and equipment	(1,450)	(5,616)
Net Cash Used in Investing Activities	(1,450)	(5,616)

Financing Activities
Proceeds from loans payable	364,907	215,938
Repayment of loans payable	–	(5,446)
Proceeds from issuance of common stock	275,000	625,000

Net Cash Provided by Financing Activities	639,907	835,492
Effect of Foreign Exchange Rate Changes on Cash	(27,102)	6,914
Change in Cash	85,192	(12,739)
Cash, Beginning of Period	5,517	24,079
Cash, End of Period	90,709	11,340

Non-cash Investing and Financing Activities:
Shares issued to settle loans payable	224,000	–
Shares issued to settle accounts payable	–	93,482

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Nine Months Ended November 30, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

flooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

On May 17, 2019, the Company and Resolution 1, Inc. (“R1”) and the shareholders of R1 who collectively own 100% of R1 entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company agreed to issue to the R1 shareholders an aggregate of 10,000,000 shares of its common stock in exchange for 100% of the equity interests of R1 held by the R1 shareholders. As a result of the share exchange, R1 became a wholly owned subsidiary of the Company.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at November 30, 2019, the Company has a working capital deficit of $3,477,078 and has an accumulated deficit of $54,149,162 since inception. Furthermore, during the nine months ended November 30, 2019, the Company used $526,163 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary (effective November 30, 2019, this subsidiary was amalgamated with the Company)

All inter-company balances and transactions have been eliminated.

(b) Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

2. Significant Accounting Policies (continued)

(c) Interim Financial Statements

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

(d) Revenue Recognition

The Company will derive revenue from developing and building online resolution platforms. Under ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

(e) Recent Accounting Pronouncements

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

3. Property and Equipment

	As at November 30, 2019 $	As at February 28, 2019 $

Computer equipment	37,040	37,377
Furniture and equipment	38,181	37,067

Total	75,221	74,444
Less: Accumulated depreciation	(54,936)	(49,435)
Net carrying value	20,285	25,009

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

4. Loans Payable

As at November 30, 2019, the Company owed $2,694,314 (Cdn$3,580,474) (February 28, 2019 – $2,526,650 (Cdn$3,326,587)) which is non-interest bearing, unsecured, and due on demand. Refer to Notes 6(c) and (d).

5. Related Party Transactions

(a) As at November 30, 2019, the Company owed $738,994 (Cdn$982,050) (February 28, 2019 – $633,060 (Cdn$833,486)) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b) During the nine months ended November 30, 2019, the Company incurred $135,522 (2018 – $138,378) in research and development fees to the President of the Company.

(c) During the nine months ended November 30, 2019, the Company incurred $28,272 (2018 – $28,991) in research and development fees to the Chief Operating Officer of the Company.

(d) During the nine months ended November 30, 2019, the Company incurred $6,400 (2018 - $35,388) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(e) During the nine months ended November 30, 2019, the Company recognized stock-based compensation of $1,236,760 (2018 - $104,024) to the President, spouse of the President, and Chief Operating Officer of the Company.

6. Common Stock

(a) During the three months ended November 30, 2019, the Company issued 4,500,000 shares of common stock at $0.05 per share for proceeds of $225,000.

(b) On October 11, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $172,500 for financial advisory and investment bank services to be provided. Refer to Note 9(b).

(c) On November 4, 2019, the Company issued 1,500,000 shares of common stock with a fair value of $96,000 to settle a loan payable $75,000, resulting in a loss of $21,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

(d) On November 4, 2019, the Company issued 2,000,000 shares of common stock with a fair value of $128,000 to settle a loan payable of $100,000, resulting in a loss of $28,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

7. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019 and November 30, 2019	18,275,000	0.40

As at November 30, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

18,275,000	0.40	December 1, 2019

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2019 and 2018

(Expressed in U.S. Dollars)

(unaudited)

8. Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2019	5,706,500	0.20	–
Granted	11,050,000	0.20	–
Balance, November 30, 2019	16,756,500	0.20	–

Additional information regarding stock options outstanding as at November 30, 2019 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.20	16,756,500	5.25	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Nine months ended November 30, 2019	Nine months ended November 30, 2018

Risk-free interest rate	2.12%	1.49%
Expected life (in years)	5	5
Expected volatility	245%	290%

The fair value of stock options recognized during the nine months ended November 30, 2019 was $1,373,465 (2018 - $323,404), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the nine months ended November 30, 2019 was $0.20 (2018 – $0.20) per option.

9. Commitments

(a) The minimum lease payments over the remaining terms of the premises leases are as follows:

Fiscal Year	$

2020	6,543

(b) On October 7, 2019, the Company entered into an agreement with a company who is to provide general financial advisory and investment banking services to the Company. The Company is to pay this company $5,000 per month for a period of six months. The monthly fee can be paid in cash or in shares at the Company’s option. If paid in shares of common stock of the Company, the shares shall be valued using the volume-weighted average price of the shares for the five trading days immediately preceding each monthly fee payment due date. The Company is to issue 2,500,000 shares of common of stock upon execution of the agreement (issued) and 2,500,000 shares of common stock upon an uplisting of the Company’s common stock to a national exchange. For any financing, the Company will pay this company a commission of 8% of financing raised, a cash fee for unallocated expenses of 1% of the amount of financing raised, and issue agent’s warrants equal to 8% of the number of shares of common stock underlying the securities issued in the financing. Each agent’s warrant will be exercisable at an exercise price equal to the price of the securities issued to the investors in the financing expiring five years from the date of issuance.

10. Subsequent Event

On December 23, 2019, the Company issued 1,500,000 shares of common stock for proceeds of $75,000.

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

Results of Operations

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three and nine-month periods ended November 30, 2019, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2019 and notes thereto included in the Form 10-K filed with the SEC on June 13, 2019.

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

Three-Month Period Ended November 30, 2019 Compared to Three-Month Period Ended November 30, 2018

Revenue. We did not generate any revenue during the three months ended November 30, 2019 or 2018.

Operating expenses: During the quarter ended November 30, 2019, we incurred operating expenses in the amount of $658,728 compared to operating expenses incurred during the quarter ended November 30, 2018 of $276,276 (an increase of $382,452). Operating expenses include: (i) general and administrative of $346,650 (2018: $117,636); and (ii) research and development of $316,078 (2018: $158,640). General and administrative expenses increased by $229,014 due to issuance of shares for financial services and stock-based compensation. Research and development expenses increased by $157,438 due to increase in stock-based compensation.

Nine-Month Period Ended November 30, 2019 Compared to Nine-Month Period Ended November 30, 2018

Revenue. We did not generate any revenue during the nine months ended November 30, 2019 or 2018.

Operating expenses: During the nine months ended November 30, 2019, we incurred operating expenses in the amount of $2,215,644 compared to operating expenses incurred during the nine months ended November 30, 2018 of $1,181,527 (an increase of $1,034,117). Operating expenses include: (i) general and administrative of $730,209 (2018: $385,863); and (ii) research and development of $1,485,435 (2018: $795,664). General and administrative expenses increased by $344,346 due to new stock options and issuance of shares as compensation in general and administrative services. Research and development expenses increased by $689,771 due to new stock options as compensation in research and development expenses.

Liquidity and Capital Resources

As of November 30, 2019

As at November 30, 2019, our current assets were $100,098 and our current liabilities were $3,577,176, which resulted in a working capital deficit of $3,477,078. As of November 30, 2019, current assets were comprised of: (i) $90,709 in cash; and (ii) $9,389 in prepaid expenses and deposits. Also as of November 30, 2019, current liabilities were comprised of: (i) $128,868 in accounts payable and accrued liabilities; (ii) $15,000 in deferred revenue; (iii) $2,694,314 in loans payable and (iv) $738,994 due to related party.

As of November 30, 2019, our total assets were $120,383 comprised of: (i) current assets of $100,098; and (ii) equipment, net of depreciation of $20,285. The increase in total assets during the nine months ended November 30, 2019 from the fiscal year ended February 28, 2019 was due to an increase in cash, offset by decreases in prepaid expenses and deposits and the depreciated value of equipment.

As of November 30, 2019, our total liabilities were $3,577,176 comprised of current liabilities.

Stockholders’ deficit increased from $3,232,026 as of February 28, 2019 to $3,456,793 as of November 30, 2019.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended November 30, 2019, net cash flows used in operating activities was $526,163 compared to $849,529 for the nine months ended November 30, 2018.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the nine months ended November 30, 2019 was $639,907, which consisted of $364,907 in proceeds from loans and $275,000 in proceeds from the issuance of common stock. During the nine months ended November 30, 2018, cash flows provided by financing activities was $835,492, which consisted of $625,000 from the issuance of shares and $215,938 from the proceeds of loans, offset by $5,446 in repayments of loans payable.

Material Commitments

The balance due to a related party is interest free, unsecured and are repayable on demand. The balance due to a related party is mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

On October 7, 2019, the Company entered into an agreement with a company who is to provide general financial advisory and investment banking services to the Company. The Company is to pay this company $5,000 per month for a period of six months. The monthly fee can be paid in cash or in shares at the Company’s option. If paid in shares of common stock of the Company, the shares shall be valued using the volume-weighted average price of the shares for the five trading days immediately preceding each monthly fee payment due date. The Company is to issue 2,500,000 shares of common of stock upon execution of the agreement (issued) and 2,500,000 shares of common stock upon an uplisting of the Company’s common stock to a national exchange. For any financing, the Company will pay this company a commission of 8% of financing raised, a cash fee for unallocated expenses of 1% of the amount of financing raised, and issue agent’s warrants equal to 8% of the number of shares of common stock underlying the securities issued in the financing. Each agent’s warrant will be exercisable at an exercise price equal to the price of the securities issued to the investors in the financing expiring five years from the date of issuance.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended November 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at November 30, 2019, we had a working capital deficit of $3,477,078 and we will require additional financing in order to enable us to proceed with our plan of operations. There can be no assurance that additional financing will be available to us or that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock and loans in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

Our auditor has issued a going concern opinion on our financial statements for the fiscal year ended February 28, 2019. Additionally, at November 30, 2019, the Company has a working capital deficit of $3,477,078, and has an accumulated deficit of $54,149,162 since inception. Furthermore, during the nine months ended November 30, 2019, the Company used $526,163 in operating activities. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the nine months ended November 30, 2019 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2019. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2019, we issued shares of our common stock as follows:

•	4,500,000 shares were sold to 3 parties at $0.05 per share for proceeds of $225,000.

•	2,500,000 shares were issued to a company which will be providing financial advisory and investment banking services to the Company.

•	1,500,000 shares were issued in connection with an agreement to settle $75,000 of debt. The shares were fair valued at $96,000, based on the market price on the date of settlement.

•	2,000,000 shares were issued in connection with an agreement to settle $100,000 of debt. The shares were fair valued at $128,000, based on the market price on the date of settlement.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended November 30, 2019 that were not otherwise disclosed in a Current Report on Form 8-K.

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

4.1	Form of Share Purchase Warrant dated December 1, 2016 incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on January 13, 2017.

10.1	Lease Agreement between Katalex Holdings Inc. and MBE Holdings Inc. dated December 6, 2016 incorporated herewith as filed as an Exhibit to the Form 8-K on March 3, 2017.

10.2	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.3	Debt Settlement Agreement dated November 4, 2019 filed herewith.

10.4	Debt Settlement Agreement dated November 4, 2019 filed herewith.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

flooidCX Corp.

January 17, 2020	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

