Form 10-K
period 2020-02-28
flooidCX Corp.
filed 2020-06-16
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-55965

(Commission File Number)

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1282 A Cornwall Road Oakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 535-6643

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2019 was $7,759,886.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 163,133,318 shares of common stock are outstanding as of June 15, 2020.

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

CORPORATE HISTORY

flooidCX Corp. was incorporated on January 7, 2014 in the State of Nevada as Baixo Relocation Services, Inc. We changed our name to “Gripevine Inc.” in December 2016 and also changed our trading symbol to “GRPV” on February 1, 2017.

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

2019 Name Change

Effective March 18, 2019, we changed our name to flooidCX Corp. pursuant to Certificate of Amendment to our Articles of Incorporation filed with the Nevada Secretary of State. The new CUSIP number for the Company’s common stock is 33974L 106, and the new trading symbol is FLCX. The name of the Company was changed as part of its rebranding, which better reflects its new business direction into the customer care and feedback solutions space – offering easy to adapt customer care and feedback solutions to enterprises of all sizes.

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

1 http://hbr.org/2014/10/the-value-of-keeping-the-right-customers

2 http://www.forbes.com/sites/patrickhull/2013/12/06/tools-for-entrepreneurs-to-retain-clients/#4c499ca62443 quoting P. Farris, N. Bendle, P. Pfeifer & D. Reibstein, Marketing Metrics: The Manager’s Guide to Measuring Marketing Performance.

3 http://www.forbes.com/sites/alexlawrence/2012/11/01/five-customer-retention-tips-for-entrepreneurs/?hstc=32807841.12fdf7f0d9e1a4e4127eacd91e9e7015.1420565079181.1420565079181.1420565079181.1&__hssc=32807841.1.1420565079181&__hsfp=111348769#227ab25f5e8d

4 IBM, April 2018; The US Contact Center Decision-Makers Guide 2018-2019.

Products

Resolution1 offers a unified communications and collaboration online via its simplified CRM solutions while GripeVine offers a platform for businesses to build trust through transparency in the consumer ratings and review space. In 2002, customers overwhelmingly chose voice calling to contact businesses, as compared to direct messaging. In 2017, contact via voice calling (16.1%) has largely been replaced by direct messaging (24.7%) and social media (34.5%).[5]

The following illustrates how these solutions work together:

______________

5 http://websitebuilder.org.uk/blog/rise-social-media-customer-care/

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

Resolution1. Resolution1 (“R1”) functions as a cloud-based customer experience workflow management solution, where businesses can manage the entire logistics of customer care, feedback or inquiries throughout their entire organizations seamlessly. Businesses can respond quickly and accurately to customers, while keeping track of every customer interaction. The R1 solution offers customization features right out-of-the box and is designed to grow and scale, so that businesses of all sizes, from small to medium-size enterprises (SMEs) to large enterprises, can use this cloud-based customer experience management system without incurring significant customization costs.

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

•

Auto-Ticketing and Auto-Routing – Once a customer makes contact a ticket is automatically assigned to a case that is auto-routed to the pre-determined team member or department. Every ticket is tracked and monitored until it’s completed.

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

Pricing. Once companies claim their free Resolution1 platform, access is granted to their proprietary dashboard where they can communicate publicly or privately with consumers, keep accurate track of reviews, see their current ratings, launch resolution offers, and manage their overall online customer service channels across other social platforms.

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

Currently, Resolution1’s basic free subscription option is much more robust than other comparable paid solutions. Resolution1 offers bronze, silver and gold plans, which are currently priced at $29.99, $49.99 and $89.99 per month, respectively, which offer features comparable to much more expensive competitor packages.

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

EMPLOYEES

We have two full-time employees, and we engage approximately 10 individuals as independent contractors. The Company also has its President/Chief Executive Officer, Richard Hue, and its Chief Technology Officer, Mark Vange. These individuals are primarily responsible for all of the Corporation’s day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred $1,873,152 and $785,458 during the fiscal years ended February 29, 2020 and February 28, 2019, respectively, on research and development for the Company. None of these research or development costs were borne by the customer.

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

We have incurred significant operating losses since inception and, as of February 29, 2020, had an accumulated deficit of $54,690,353, a substantial amount of which was incurred due to the value of preferred stock recorded for stock compensation expense. We have not yet generated any revenues. Additionally, our costs may increase each year and we anticipate our costs to increase in future periods as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

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

We intend to implement and track certain performance metrics – including the number of unique devices accessing our mobile app in a given period, page views and calls and clicks for directions and map views – with internal tools, which are not independently verified by any third party. Our internal tools may have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved; this activity can cause our system to count the device associated with the app as a unique app device in a given period. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

In addition, certain of our key metrics – the number of our desktop unique visitors and mobile website unique visitors – maybe calculated relying on data from third parties. While these numbers might be based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers may periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers and directors and insiders own approximately 40.5% of the total issued and outstanding shares of our common stock and 100% of the shares of Series A preferred stock, and will be able to influence control of us or decisions made by our management.

As of June 15, 2020, our officers, directors and insiders owned approximately 40.5% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 15, 2020, we have 163,133,318 shares of common stock issued and outstanding of which 104,302,583 shares are restricted and 58,830,735 shares are free-trading.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

ITEM 2. PROPERTIES.

There are currently two leases regarding principal office space regarding 1282A Cornwall Road and 1290 Cornwall Road, Unit B. The lease agreements on both spaces ended by their terms 2019 and while the Company is negotiating a new lease agreement, the lease tern has been extended to December 31, 2020 at a cost of $7,900 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of June 15, 2020, there are 163,133,318 outstanding shares of our common stock of which approximately 104,302,583 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year.

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

2020 - 2019 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2019 – 2/29/2020)	$0.07	$0.01
Third Quarter (9/1/2019 – 11/30/2019)	$0.10	$0.04
Second Quarter (6/1/2019 – 8/31/2019)	$0.26	$0.08
First Quarter (3/1/2019 – 5/31/2019)	$0.26	$0.10

2019 - 2018 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2018 – 2/28/2019)	$0.27	$0.101
Third Quarter (9/1/2018 – 11/30/2018)	$0.26	$0.13
Second Quarter (6/1/2018 – 8/31/2018)	$0.25	$0.13
First Quarter (3/1/2018 – 5/31/2018)	$0.26	$0.14

As of June 15, 2020, an aggregate of 163,133,318 shares of common stock were issued and outstanding and were owned by approximately 101 holders of record based on information provided by our transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of the most recently completed fiscal year, the following were authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,136,500	$0.20	1,863,500
Equity compensation plans not approved by security holders	120,000	$0.20	0
Total	18,256,500		1,863,500

RECENT SALES OF UNREGISTERED SECURITIES

During last quarter of the fiscal year ended February 29, 2020, we did not issue any securities that were not registered under the Securities Act of 1933.

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

Fiscal Year Ended February 29, 2020 Compared to Fiscal Year Ended February 28, 2019

Revenue. We generated revenues of $46,875 for the fiscal year ended February 29, 2020, as compared to $0 for the fiscal year ended February 28, 2019.

Operating expenses: During fiscal year ended February 29, 2020, we incurred operating expenses in the amount of $2,803,710 compared to operating expenses incurred during fiscal year ended February 28, 2019 of $1,314,167 (an increase of $1,489,543). Operating expenses include: (i) general and administrative of $930,558 (2019: $528,709); and (ii) research and development of $1,873,152 (2019: $785,458). General and administrative expenses increased by $401,849, primarily due to granting stock options as compensation to the Office Manager. Research and development expenses increased by $1,087,694 due primarily to granting stock options as compensation for research and development services.

Translation Adjustment. During fiscal year ended February 29, 2020, we incurred a translation adjustment of $30,965 compared to $104,665 incurred during fiscal year ended February 28, 2019.

Comprehensive loss. Accordingly, this resulted in a comprehensive loss of $2,774,870 or $0.02 per share for fiscal year ended February 29, 2020 compared to a comprehensive loss of $1,209,502 or $0.01 per share for the fiscal year ended February 28, 2019. The weighted average number of shares outstanding was 148,348,373 and 135,150,756 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 29, 2020

As at fiscal year ended February 29, 2020, our current assets were $67,212 and our current liabilities were $3,482,714, which resulted in a working capital deficit of $3,415,502. As of the fiscal year ended February 29, 2020, current assets were comprised of: (i) $32,025 in cash; and (ii) $16,875 in accounts receivables and $18,312 in prepaid expenses and deposits. As at fiscal year ended February 29, 2020, current liabilities were comprised of: (i) $167,383 in accounts payable and accrued liabilities; (ii) $2,550,646 in loans payable; (iii) $725,547 due to related parties and (iv) $39,138 in operating lease liability.

As of the fiscal year ended February 29, 2020, our total assets were $124,773 comprised of: (i) current assets of $67,212; (ii) property and equipment, net of depreciation of $18,423; and $39,138 in operating lease right-of-use asset. The increase in total assets during fiscal year ended February 29, 2020 from fiscal year ended February 28, 2019 was due to increases in cash, accounts receivable and operating lease right-of-use asset.

As of February 29, 2020, our total liabilities were $3,482,714 comprised of current liabilities.

Stockholders’ deficit increased from $3,232,026 for fiscal year ended February 28, 2019 to $3,357,941 for fiscal year ended February 29, 2020.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For fiscal year ended February 29, 2020, net cash flows used in operating activities was $778,910 compared to $1,092,442 for fiscal year ended February 28, 2019. Net cash flows used by operating activities consisted primarily of the net loss of $2,805,835 (2019: $1,314,167), which was partially adjusted by $1,666,647 (2019: $203,454) in stock-based compensation, $181,808 (2019: $0) in shares issued for services, $49,000 (2019: $0) in loss on settlement of debt, and $7,629 (2019: $11,866) in depreciation. Net cash flows used by operating activities was further changed by: (i) an increase of $16.875 (2019: $0) in accounts receivable; (ii) a decrease of $146 (2019: $9,302) in prepaid expenses and deposits; (iii) an increase of $46,083 (2019: ($1,376)) in accounts payable and accrued liabilities; and (iv) an increase of $92,487 (2019: ($1,521)) in due to related parties.

Cash Flows from Investing Activities

We used cash of $1,453 in investing activities during the fiscal year ended February 29, 2020, which consisted of the purchase of equipment. In comparison, cash of $4,757 was used during fiscal year ended February 28, 2019 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during fiscal year ended February 29, 2020 was $854,829, which consisted of $576,500 from the issuance of shares and $438,828 in proceeds from loans, offset by repayment of loans payable in the amount of $160,499. During fiscal year ended February 28, 2019, cash flows provided by financing activities was $1,033,613, which consisted of $625,000 from the issuance of shares and $412,606 in proceeds from loans, offset by repayment of loans payable in the amount of $3,993.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 29, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 29, 2020, we had a working capital deficit of $3,415,502 and we will require additional financing in order to enable us to proceed with our plan of operations.

Thus far, we believe that COVID-19 has not impacted our business negatively. As more businesses adopt virtual office operation models due to the risk of the virus, such adoption may in fact present us with more opportunities to offer businesses cost-effective, cloud-based solutions.

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

In October 2019, we entered into an agreement for financial advisory and investment banking services and issued 2,500,000 shares of our common stock with a fair value of $172,500 as partial compensation for these services. We agreed to pay $5,000 per month for a period of six months, which payment can be paid in cash or in shares at our option. We also agreed to issue an additional 2,500,000 shares upon an uplisting of our common stock to a national exchange. Additional compensation, consisting of a cash commission, cash payment for expenses, and common stock purchase warrants, would be paid upon achieving financing.

MATERIAL COMMITMENTS

We have no reportable material commitments for current fiscal year ending February 28, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 29, 2020 or which are expected to impact future periods as follows:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLOOIDCX CORP.

Consolidated Financial Statements

Year Ended February 29, 2020 and February 28, 2019

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of flooidCX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of flooidCX Corp. (the “Company”) as of February  29, 2020 and February 28, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 29, 2020 and February 28, 2019, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at February 29, 2020, the Company has a working capital deficit of $3,415,502 and has an accumulated deficit of $54,690,353. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

Vancouver, Canada

June 15, 2020

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 29, 2020 $	February 28, 2019 $

ASSETS

Cash	32,025	5,517
Accounts receivable	16,875	–
Prepaid expenses and deposits	18,312	18,458
Total Current Assets	67,212	23,975

Property and equipment (Note 3)	18,423	25,009
Operating lease right-of-use asset (Note 4)	39,138	–
Total Assets	124,773	48,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	167,383	121,300
Operating lease liability (Note 4)	39,138	–
Loans payable (Note 5)	2,550,646	2,526,650
Due to related party (Note 6)	725,547	633,060
Total Liabilities	3,482,714	3,281,010

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Event (Note 13)

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 300,000,000 shares authorized, $0.001 par value 163,133,318 and 136,353,318 shares issued and outstanding, respectively	163,133	136,353
Common stock issuable	310	10,000
Additional paid-in capital	50,881,981	48,250,116
Accumulated other comprehensive income	285,988	255,023
Deficit	(54,690,353)	(51,884,518)
Total Stockholders’ Deficit	(3,357,941)	(3,232,026)
Total Liabilities and Stockholders’ Deficit	124,773	48,984

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended February 29, 2020 $	Year Ended February 28, 2019 $

Revenue	46,875	–

Expenses

General and administrative (Note 5)	930,558	528,709
Research and development (Note 5)	1,873,152	785,458
Total expenses	2,803,710	1,314,167

Loss before other expense	(2,756,835)	(1,314,167)

Other expense

Loss on settlement of debt (Note 7)	(49,000)	–
Net loss for the year	(2,805,835)	(1,314,167)

Other comprehensive income (loss)

Foreign currency translation gain	30,965	104,665

Comprehensive loss for the year	(2,774,870)	(1,209,502)

Net loss per share, basic and diluted	(0.02)	(0.01)

Weighted average number of shares outstanding	148,348,373	135,150,756

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2018	1,000,000	1,000	132,883,504	132,884	11,249	47,330,400	150,358	(50,570,351)	(2,944,460)

Shares issued pursuant to share exchange agreement	–	–	1,249,100	1,249	(1,249)	–	–	–	–

Shares issued for cash	–	–	1,785,714	1,785	–	623,215	–	–	625,000

Shares issued pursuant to settlement of accounts payable	–	–	435,000	435	–	93,047	–	–	93,482

Fair value of stock options granted	–	–	–	–	–	203,454	–	–	203,454

Foreign exchange translation gain	–	–	–	–	–	–	104,665	–	104,665

Net loss for the year	–	–	–	–	–	–	–	(1,314,167)	(1,314,167)

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	10,000	48,250,116	255,023	(51,884,518)	(3,232,026)

Shares issued pursuant to share exchange agreement	–	–	10,000,000	10,000	(10,000)	–	–	–	–

Shares issued for cash	–	–	10,780,000	10,780	–	565,720	–	–	576,500

Fair value of shares issued pursuant to settlement of loans payable	–	–	3,500,000	3,500	–	220,500	–	–	224,000

Fair value of shares issued for services	–	–	2,500,000	2,500	310	178,998	–	–	181,808

Fair value of stock options granted	–	–	–	–	–	1,666,647	–	–	1,666,647

Foreign exchange translation gain	–	–	–	–	–	–	30,965	–	30,965

Net loss for the year	–	–	–	–	–	–	–	(2,805,835)	(2,805,835)

Balance, February 29, 2020	1,000,000	1,000	163,133,318	163,133	310	50,881,981	285,988	(54,690,353)	(3,357,941)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 29, 2020 $	Year Ended February 28, 2019 $

Operating Activities

Net loss for the year	(2,805,835)	(1,314,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,629	11,866
Loss on settlement of debt	49,000	–
Shares issued for services	181,808	–
Stock-based compensation	1,666,647	203,454

Changes in operating assets and liabilities:
Accounts receivable	(16,875)	–
Prepaid expenses and deposits	146	9,302
Accounts payable and accrued liabilities	46,083	(1,376)
Due to related party	92,487	(1,521)
Net Cash Used In Operating Activities	(778,910)	(1,092,442)

Investing Activities

Purchase of property and equipment	(1,453)	(4,757)

Net Cash Used in Investing Activities	(1,453)	(4,757)

Financing Activities

Proceeds from loans payable	438,828	412,606
Repayment of loans payable	(160,499)	(3,993)
Proceeds from issuance of common stock	576,500	625,000
Net Cash Provided by Financing Activities	854,829	1,033,613

Effect of Foreign Exchange Rate Changes on Cash	(47,958)	45,024

Change in Cash	26,508	(18,562)

Cash, Beginning of Year	5,517	24,079

Cash, End of Year	32,025	5,517

Non-cash Investing and Financing Activities:
Right-of-use asset under operating lease	59,189	–
Shares issued to settle loans payable	224,000	–
Shares issued to settle accounts payable	–	93,482

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

flooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

On May 17, 2019, the Company and Resolution 1, Inc. (“R1”) and the shareholders of R1 who collectively own 100% of R1 entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Agreement”), whereby the Company agreed to issue to the R1 shareholders an aggregate of 10,000,000 shares of its common stock in exchange for 100% of the equity interests of R1 held by the R1 shareholders. As a result of the Agreement, R1 became a wholly owned subsidiary of the Company.

As a result of the  Agreement, the acquisition transaction was accounted for as a common control transaction in accordance with the Financial Accounting Standards Board (“FASB”) (Accounting Standard Codification (“ASC”) 805-50, Business Combinations – Common control transactions). The Company evaluated the guidance contained in ASC 805-50 with respect to the combinations among entities or businesses under common control and concluded that since the majority shareholders of the Company and R1 are the same, this was a common control transaction and did not result in a change in control at the ultimate parent or the controlling shareholder level.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at February 29, 2020, the Company has a working capital deficit of $3,415,502 and has an accumulated deficit of $54,690,353 since inception. Furthermore, during the year ended February 29, 2020, the Company used $778,910 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

(b)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(d)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to collectability of accounts receivable, the useful lives and recoverability of equipment, incremental borrowing rate used to calculate lease liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)	Accounts Receivable

The Company establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company considers at risk. As at February 29, 2020, there is no allowance for doubtful accounts.

The Company’s accounts receivable balance is 100% owed by one customer.

(f)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Computer equipment	20% – declining balance method

Furniture and equipment	55% – declining balance method

(g)	Impairment of Long-lived Assets

The Company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

(h)	Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(h)	Financial Instruments and Fair Value Measurements

The following table represents assets and liabilities that are measured and recognized at fair value as of February 29, 2020, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	32,025	–	–

The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)	Lease

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on March 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. In addition, the Company elected the transition package of three practical expedients permitted under the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated balance sheets, results of operations, or cash flows.

At the lease commencement date, right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term. The Company has elected not to recognize ROU assets and lease liabilities for leases with a lease term of less than 12 months,

(j)	Revenue Recognition

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Revenue Service Type

The Company has one revenue source – developing and building online resolution platforms. The Company recognized revenue over time by measuring its progress toward complete satisfaction of the performance obligation.

During the year ended February 29, 2020, 100% of the revenue recognized was from one customer.

(k)	Income Taxes

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

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currency of MBE and Resolution 1 is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of MBE and Resolution 1 are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(m)	Stock-based Compensation

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

(n)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(o)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 29, 2020, the Company had 18,256,500 (February 28, 2019 – 23,981,500) potentially dilutive shares outstanding.

(p)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at February 29, 2020 and February 28, 2019, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(q)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

3.	Property and Equipment

	As at February 29, 2020 $	As at February 28, 2019 $

Computer equipment	37,786	37,377
Furniture and equipment	36,651	37,067

Total	74,437	74,444
Less: accumulated depreciation	(56,014)	(49,435)

Net carrying value	18,423	25,009

4.	Leases

Upon adoption of ASC 842 on March 1, 2019, the Company had 10 months remaining on its premises lease and elected an accounting policy that allows it to forgo applying the recognition requirements in ASC 842 to short-term leases. On September 1, 2019, the Company entered into an agreement to extend its premises lease term expiry date from December 31, 2019 to December 31, 2020. The modification did not grant an additional right of use to the Company. Effective September 1, 2019, the Company reassessed the classification of the lease and measured the lease liability and ROU asset on the basis of the 16 month remaining lease term, 16 remaining payments, and its incremental borrowing rate of 27.5%.

	2020	2019

Components of lease expense were as follows:

Operating lease cost	26,864	–

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	6,813	–

Right-of-use asset obtained in exchange for lease obligation:

Operating leases	59,189	–

Supplemental balance sheet information related to leases was as follows:

Operating Leases

Operating lease right-of-use assets	39,138	–

Operating lease liabilities	39,138	–

Maturities of lease liabilities are as follows:
	Operating Leases
Year Ending February 28,
2021	44,773	–

Total lease payments	44,773	–
Less imputed interest	(5,162)	–

Total	39,611	–

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

5.	Loans Payable

(a)	As at February 29, 2020, the Company owed $2,112,229 (February 28, 2019 – $2,178,073) which is non-interest bearing, unsecured, and due on demand. Refer to Note 7(e).

(b)	As at February 29, 2020, the Company owed $438,417 (February 28, 2019 – $348,577) which is unsecured, non-interest bearing, unsecured, and due on demand. Refer to Note 7(f).

6.	Related Party Transactions

(a)	As at February 29, 2020, the Company owed $725,547 (February 28, 2019 – $633,060) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the year ended February 29, 2020, the Company incurred $181,032 (February 28, 2019 – $186,706) in research and development fees to the President of the Company.

(c)	During the year ended February 29, 2020, the Company incurred $38,108 (February 28, 2019 – $38,802) in research and development fees to the Chief Operating Officer of the Company.

(d)

During the year ended February 29, 2020, the Company incurred $23,383 (February 28, 2019 - $36,109) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(e)

During the year ended February 29, 2020, the Company recognized stock-based compensation of $1,675,955 (February 28, 2019 - $87,645) to the President, spouse of the President, and Chief Operating Officer (“COO”) of the Company.

7.	Common Stock

Common stock issued during the year ended February 29, 2020:

(a)	On May 17, 2019, the Company issued the 10,000,000 shares of common stock pursuant to the Resolution 1 Agreement.

(b)	During the year ended February 29, 2020, the Company issued 10,530,000 shares of common stock at $0.05 per share for proceeds of $526,500.

(c)	On July 25, 2019, the Company issued 250,000 shares of common stock at a price of $0.20 per share for proceeds of $50,000.

(d)	On October 11, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $172,500 for financial advisory and investment bank services to be provided.

(e)

On November 4, 2019, the Company issued 1,500,000 shares of common stock with a fair value of $96,000 to settle a loan payable $75,000, resulting in a loss of $21,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

(f)

On November 4, 2019, the Company issued 2,000,000 shares of common stock with a fair value of $128,000 to settle a loan payable of $100,000, resulting in a loss of $28,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

(g)

On February 29, 2020, the Company authorized the issuance of 310,275 shares of common stock with a fair value of $9,308 to the Chief Operating Officer of the company for past services. As at February 29, 2020, these shares remain to be issued.

Common stock issued during the year ended February 28, 2019:

(h)	On May 30, 2018, the Company issued 435,000 shares of common stock with a fair value of $93,482 to settle accounts payable of $93,482.

(i)	On July 26, 2018, the Company issued 1,785,714 shares of common stock at a price of $0.35 per share for proceeds of $625,000.

(j)	During the year ended February 28, 2019, the Company issued the remaining 1,249,100 shares of common stock pursuant to the Share Exchange Agreement.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

8.	Preferred Stock

The preferred stock contains certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stockholder to receive 20% of the aggregate valuation of such merger;

•	The holder can convert each share of preferred stock into 100 shares of common stock; and

•	Each holder of preferred stock shall be entitled to cast 200 votes.

9.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2018 and 2019	18,275,000	0.40

Expired	(18,275,000)	0.40

Balance, February 29, 2020	–	–

10.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2018	5,606,500	0.20

Granted	3,100,000	0.22
Cancelled	(3,000,000)	0.22

Balance, February 28, 2019	5,706,500	0.20	–

Granted	12,550,000	0.20

Balance, February 29, 2020	18,256,500	0.20	–

Additional information regarding stock options outstanding as at February 29, 2020 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.20	18,256,500	5.0	0.20	11,556,500	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2020	2019

Risk-free interest rate	2.12%	2.52%
Expected life (in years)	5	5
Expected volatility	245%	238%

The fair value of stock options recognized during the year ended February 29, 2020 was $1,666,647 (February 28, 2019 - $203,454), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended February 29, 2020 was $0.20 (February 28, 2019 – $0.19) per option.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 29, 2020 and February 28, 2019

(Expressed in U.S. Dollars)

11.	Commitments

(a)

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

(b)

On December 1, 2019, the Company entered into a one year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 1,500,000 stock options exercisable at $0.20 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into bi-monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter.

12.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2020 $	2019 $

Net loss before taxes	(2,805,835)	(1,314,167)
Statutory tax rate	21%	21%

Expected income tax recovery	(589,225)	(275,975)
Permanent differences and other	349,996	42,725
Change in valuation allowance	239,229	233,250

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at February 29, 2020 and February 28, 2019 are comprised of the following:

	2020 $	2019 $

Net operating losses carried forward	2,251,889	2,012,660
Valuation allowance	(2,251,889)	(2,012,660)

Net deferred tax asset	–	–

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

As at February 29, 2020, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates

13.	Subsequent Events

(a)	On May 29, 2020, the Company granted 1,500,000 stock options exercisable at $0.20 per share of common stock expiring on May 30, 2025 to the COO of the Company. Refer to Note 11(b).

(b)	On May 29, 2020, the Company authorized the issuance of 503,695 shares of common stock to the COO of the Company for past services. Refer to Note 11(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure of the Company’s change in its independent registered public accounting firm was previously disclosed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of February 29, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2020 to remedy such deficiencies.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended February 29, 2020, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 29, 2020 and February 28, 2019, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended February 29, 2020 and February 28, 2019. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)		All other compensation ($)		Total ($)
Richard Hue (Chief Executive Officer, President,	2020	-0-	-0-	664,169	(2)	181,032	(3)	845,201
Treasurer/Chief Financial Officer)(1)	2019	-0-	-0-	-0-	(2)	186,703	(3)	186,706

___________

(1)	Mr. Hue has served in these capacities since October 2016.
(2)

The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 245%; risk free interest rate of 2.12%; expected life of 5 years; and expected dividend rate of 0%.

(3)	Of the amounts due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.

The following table sets forth information with respect to options awards for our principal executive officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard Hue (1)	2,000,000	-0-	-0-	0.20	08/16/2022
	1,500,000	3,000,000	-0-	0.20	05/30/2026

_________

(1)	Does not include options to purchase 2,763,000 shares of common stock granted to Mr. Hue’s wife, who has served as our office manager and administrative officer.

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

DIRECTOR COMPENSATION

We currently do not compensate our directors for acting as such. We also reimburse our directors for reasonable expenses incurred in connection with their service as directors. In connection with Ms. Bernardino’s appointment, the Board granted her an option to purchase 120,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), at an exercise price of $0.20 per share. Such option has a term of five (5) years and vested immediately upon the effective date of her appointment, November 27, 2017. The fair value of these options was determined at $19,353 using the Black-Scholes option pricing model with the following assumptions: volatility at 259%; risk free interest rate of 1.62%; expected life of 5 years; and expected dividend rate of 0%.

On May 30, 2019, Ms. Bernardino was granted options to purchase a total of 300,000 shares of Common Stock. One-third of the options vested upon date of grant, with one-third vesting on the first anniversary of the grant date and the remaining one-third vesting on the second anniversary of the grant date. These options are exercisable at $0.20 per share and expire May 30, 2026. The fair value of these options vested as at February 29, 2020 was determined at $44,278 using the Black-Scholes option pricing model with the following assumptions: volatility at 245%; risk free interest rate of 2.12%; expected life of 5 years; and expected dividend rate of 0%.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 15, 2020 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 163,133,318 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of June 15, 2020.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF SHARES BENEFICIALLY OWNED (1)

Richard Hue	Common	67,777,617	(2)	39.8%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	1,100,000	(3)	0.7%
	Preferred	-0-		0%

Helen Bernardino	Common	320,000	(4)	0.2%
	Preferred	-0-		0%

All executive officers and	Common	69,197,617	(5)	40.5%
directors as a group (3 persons)	Preferred	1,000,000		100%

__________

(1)

Under Rule 13d-3, A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 15, 2020 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of June 15, 2020 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

38

(2)

Includes (a) 1,764,617 shares held of record by his wife and Office Manager for the Company, and (b) 7,013,000 shares of common stock issuable upon exercise of immediately exercisable stock options, of which 5,000,000 options are held by him and 2,013,000 options are held by his wife and Office Manager of the Company. Mr. Hue’s wife and other independent contractors and employees of the Company have been granted stock options in lieu of compensation from time to time.

(3)	Includes 600,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(4)	Includes 320,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(5)	Includes 7,933,000 shares of common stock issuable upon exercise of immediately exercisable stock options.

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

LOANS PAYABLE

Loans payable represents loans to meet the working capital requirements of the Company. These loans are interest free, unsecured and are repayable on demand. These loans payable as at February 29, 2020 and February 28, 2019 are $2,550,646 and $2,526,650, respectively.

DUE TO RELATED PARTIES

At February 29, 2020 and February 28, 2019, balances due to related parties were $725,547 and $633,060, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due to related parties were incurred mainly in connection with the services provided for the development of an online complaint resolution platform, and are owed to President of the Company.

During the year ended February 29, 2020, the Company incurred research and development fees of $181,032 and $38,108 to the President and Chief Operating Officer of the Company, respectively. During the prior fiscal year, the amounts incurred were $186,706 and $38,802, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2020	2019
Audit fees	$16,180	$26,900
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

10.3	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

21	List of Subsidiaries incorporated herewith as filed as an Exhibit to the Annual Report on Form 10-K on June 14, 2017.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

flooidCX Corp.

Date: June 16, 2020	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer and
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below appoints Richard Hue as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of flooidCX Corp., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief	June 16, 2020
Richard Hue	Financial Officer

/s/ Helen Bernardino	Director	June 16, 2020
Helen Bernardino

/s/ Mark Vange	Director	June 16, 2020
Mark Vange

