Form 10-Q
period 2020-05-31
flooidCX Corp.
filed 2020-07-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2020, there were 163,133,318 shares of our common stock issued and outstanding, par value $0.001.

2

Table of Content

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

Table of Content

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and 2019

(Expressed in US dollars)

(unaudited)

Tabe of Content

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2020 $	February 29, 2020 $
	(unaudited)

ASSETS

Cash	6,128	32,025
Accounts receivable	–	16,875
Prepaid expenses and deposits	15,012	18,312

Total Current Assets	21,140	67,212

Property and equipment (Note 3)	16,503	18,423
Operating lease right-of-use asset (Note 4)	27,575	39,138

Total Assets	65,218	124,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	223,808	167,383
Operating lease liability (Note 4)	27,575	39,138
Loans payable (Note 5)	2,515,388	2,550,646
Due to related party (Note 6)	749,734	725,547

Total Current Liabilities	3,516,505	3,482,714

Loans payable (Note 5)	29,012	–

Total Liabilities	3,545,517	3,482,714

Commitments (Note 9)
Subsequent Event (Note 11)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 163,133,318 shares issued and outstanding	163,133	163,133

Common stock issuable	814	310

Additional paid-in capital	51,166,736	50,881,981

Accumulated other comprehensive income	371,031	285,988

Deficit	(55,183,013)	(54,690,353)

Total Stockholders’ Deficit	(3,480,299)	(3,357,941)

Total Liabilities and Stockholders’ Deficit	65,218	124,773

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Tabe of Content

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2020 $	Three Months Ended May 31, 2019 $

Revenue (Note 10)	43,250	–

Expenses

General and administrative (Note 6)	170,955	229,529
Research and development (Note 6)	364,955	856,727

Total expenses	535,910	1,086,256

Net loss for the period	(492,660)	(1,086,256)

Other comprehensive income (loss)

Foreign currency translation gain	85,043	56,671

Comprehensive loss for the period	(407,617)	(1,029,585)

Net loss per share, basic and diluted	–	(0.01)

Weighted average number of shares outstanding	163,133,318	136,353,318

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Tabe of Content

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	163,133,518	163,133	310	50,881,981	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	–	–	–	504	8,563	–	–	9,067

Fair value of stock options granted	–	–	–	–	–	276,192	–	–	276,192

Foreign exchange translation gain	–	–	–	–	–	–	85,043	–	85,043

Net loss for the period	–	–	–	–	–	–	–	(492,660)	(492,660)

Balance, May 31, 2020	1,000,000	1,000	163,133,518	163,133	814	51,166,736	371,031	(55,183,013)	(3,480,299)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2019	1,000,000	1,000	136,353,318	136,353	10,000	48,250,116	255,023	(51,884,518)	(3,232,026)

Fair value of stock options granted	–	–	–	–	–	868,879	–	–	868,879

Foreign exchange translation gain	–	–	–	–	–	–	56,671	–	56,671

Net loss for the period	–	–	–	–	–	–	–	(1,086,256)	(1,086,256)

Balance, May 31, 2019	1,000,000	1,000	136,353,318	136,353	10,000	49,118,995	311,694	(52,970,774)	(3,392,732)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Tabe of Content

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2020 $	Three Months Ended May 31, 2019 $

Operating Activities

Net loss for the period	(492,660)	(1,086,256)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,420	2,082
Shares issued for services	9,067	–
Stock-based compensation	276,192	868,879

Changes in operating assets and liabilities:
Accounts receivable	16,875	–
Prepaid expenses and deposits	3,300	3,199
Accounts payable and accrued liabilities	56,425	2,626
Due to related party	24,187	14,598

Net Cash Used in Operating Activities	(105,194)	(194,872)

Financing Activities

Proceeds from loans payable	72,175	217,891
Repayment of loans payable	(12,863)	(5,853)
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	59,312	212,038

Effect of Foreign Exchange Rate Changes on Cash	19,985	(12,412)

Change in Cash	(25,897)	4,754

Cash, Beginning of Period	32,025	5,517

Cash, End of Period	6,128	10,217

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Tabe of Content

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and May 31, 2019

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

Consequently,common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred. Any differences between the proceeds received or transferred and the carrying amounts of the net assets are considered equity transactions that would be eliminated in consolidation, and no gain or loss would be recognized in the consolidated financial statements of the ultimate parent. As a result, the financial position and the results of operations of the Company and R1 were consolidated together as if they were operating as one entity from the beginning.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at May 31, 2020, the Company has a working capital deficit of $3,495,365 and has an accumulated deficit of $55,185,013 since inception. Furthermore, during the three months ended May 31, 2020, the Company used $105,194 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

Tabe of Content

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and May 31, 2019

(Expressed in U.S. Dollars)

(Unaudited)

2.	Significant Accounting Policies (continued)

(b)	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

(c)	Recent Accounting Pronouncements

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

3.	Property and Equipment

	May 31, 2020 $	February 29, 2020 $

Computer equipment	36,801	37,786
Furniture and equipment	35,702	36,651

Total	72,503	74,437
Less: accumulated depreciation	(56,000)	(56,014)

Net carrying value	16,503	18,423

Tabe of Content

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and May 31, 2019

(Expressed in U.S. Dollars)

(Unaudited)

4.	Leases

Upon adoption of ASC 842 on March 1, 2019, the Company had 10 months remaining on its premises lease and elected an accounting policy that allows it to forgo applying the recognition requirements in ASC 842 to short-term leases. On September 1, 2019, the Company entered into an agreement to extend its premises lease term expiry date from December 31, 2019 to December 31, 2020. The modification did not grant an additional right of use to the Company. Effective September 1, 2019, the Company reassessed the classification of the lease and measured the lease liability and ROU asset on the basis of the 16-month remaining lease term and its incremental borrowing rate of 27.5%.

	Three months ended May 31, 2020	Three months ended May 31, 2019

Components of lease expense were as follows:

Operating lease cost	12,735	–

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	12,735	–

	May 31, 2020 $	February 29, 2020 $

Supplemental balance sheet information related to leases was as follows:

Operating leases

Operating lease right-of-use assets	27,575	39,138

Operating lease liabilities	27,575	39,138

Maturities of lease liabilities are as follows:

Year Ending February 28,	Operating Leases

2021	30,160	44,773

Total lease payments	30,160	44,773
Less: imputed interest	(2,585)	(5,635)

Total	27,575	39,138

5.	Loans Payable

(a)	As at May 31, 2020, the Company owed $2,057,204 (February 29, 2020 – $2,112,229) which is non-interest bearing, unsecured, and due on demand.

(b)	As at May 31, 2020, the Company owed $458,184 (February 29, 2020 – $438,417) which is non-interest bearing, unsecured, and due on demand.

(c)	As at May 31, 2020, the Company owed $29,012 (February 29, 2020 – $nil) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

Tabe of Content

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and May 31, 2019

(Expressed in U.S. Dollars)

(Unaudited)

6.	Related Party Transactions

(a)	As at May 31, 2020, the Company owed $749,734 (February 29, 2020 – $725,547) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the three months ended May 31, 2020, the Company incurred $42,876 (2019 – $44,766) in research and development fees to the President of the Company.

(c)	During the three months ended May 31, 2020, the Company incurred $8,933 (2019 – $9,402) in research and development fees to the Chief Operating Officer of the Company.

(d)	During the three months ended May 31, 2020, the Company incurred $5,360 (2019 - $6,342) in general and administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(e)	During the three months ended May 31, 2020, the Company recognized stock-based compensation of $220,342 (2019 - $719,131) in research and development to the President, Chief Operating Officer (“COO”) and directors of the Company. The Company also recognized stock-based compensation of $55,850 (2019 - $149,748) in general and administrative to the spouse of the President of the Company.

7.	Common Stock

On May 31, 2020, the Company authorized the issuance of 503,696 shares of common stock with a fair value of $9,067 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2020, these shares remain to be issued.

On February 29, 2020, the Company authorized the issuance of 310,275 shares of common stock with a fair value of $9,308 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2020, these shares remain to be issued.

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 29, 2020	18,256,500	0.20	–

Granted	1,500,000	0.20

Balance, May 31, 2020	19,756,500	0.20	–

Additional information regarding stock options outstanding as at May 31, 2020 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.20	19,756,500	4.7	0.20	16,406,500	0.20

Tabe of Content

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2020 and May 31, 2019

(Expressed in U.S. Dollars)

(Unaudited)

8.	Stock Options (continued)

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three months ended May 31, 2020	Three months ended May 31, 2019

Risk-free interest rate	0.30%	2.12%
Expected life (in years)	5	5
Expected volatility	268%	245%

The fair value of stock options recognized during the three months ended May 31, 2020 was $276,192 (2019 - $868,879), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the three months ended May 31, 2020 was $0.20 (2019 – $0.20) per option.

9.	Commitments

(a)	On October 7, 2019, the Company entered into an agreement with a company who is to provide general financial advisory and investment banking services to the Company. The Company is to pay this company $5,000 per month for a period of six months. The monthly fee can be paid in cash or in shares at the Company’s option. If paid in shares of common stock of the Company, the shares shall be valued using the volume-weighted average price of the shares for the five trading days immediately preceding each monthly fee payment due date. The Company is to issue 2,500,000 shares of common of stock upon execution of the agreement (issued) and 2,500,000 shares of common stock upon an uplisting of the Company’s common stock to a national exchange. For any financing, the Company will pay this company a commission of 8% of financing raised, a cash fee for unallocated expenses of 1% of the amount of financing raised, and issue agent’s warrants equal to 8% of the number of shares of common stock underlying the securities issued in the financing. Each agent’s warrant will be exercisable at an exercise price equal to the price of the securities issued to the investors in the financing expiring five years from the date of issuance.

(b)	On December 1, 2019, the Company entered into a one year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 1,500,000 stock options exercisable at $0.20 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into bi-monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter.

10.	Revenue

During the three months ended May 31, 2020, the Company recognized revenue from website consulting and maintenance services transferred over time.

During the three months ended May 31, 2020, 100% of the revenue recognized was from one customer.

11.	Subsequent Event

On June 17, 2020, the Company entered into a loan agreement with a third party for $111,705 (Cdn $150,000) at an interest rate thereon of 5% per annum. Principal and interest are due to be repaid in 45 days from the date of the agreement and the penalty for late repayment is 2% of outstanding principal and accrued interest amounts. In addition, the Company agreed to issue 500,000 shares and grant 250,000 stock options exercisable at $0.20 per share expiring 3 years from the date of grant to secure the loan.

Table of Content

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 29, 2020. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

flooidCX Corp., formerly known as Gripevine, Inc. (the “Company”), was incorporated under the name Baixo Relocation Services, Inc. in the state of Nevada on January 7, 2014.

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

Table of Content

Results of Operations

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month period ended May 31, 2020, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 29, 2020 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2020.

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

Three-Month Period Ended May 31, 2020 Compared to Three-Month Period Ended May 31, 2019

Revenue. We generated revenues of $43,250 for the quarter ended May 31, 2020, as compared to $0 for the comparable period in 2019.

Operating expenses: During the quarter ended May 31, 2020, we incurred operating expenses in the amount of $535,910 compared to operating expenses incurred during quarter ended May 31, 2019 of $1,086,256 (a decrease of $550,346). Operating expenses include: (i) general and administrative of $170,955 (2019: $229,529); and (ii) research and development of $364,955 (2019: $856,727). General and administrative expenses decreased by $58,574, reflecting the grant of stock options as compensation to the Office Manager in 2019. Research and development expenses decreased by $491,772 as stock options had been granted as compensation for research and development services in 2019, but not in 2020.

Translation Adjustment. During quarter ended May 31, 2020, we incurred a translation adjustment of $85,043 compared to $56,671 incurred during quarter ended May 31, 2019.

Comprehensive loss. Accordingly, this resulted in a comprehensive loss of $407,617 or $0.00 per share for three months ended May 31, 2020 compared to a comprehensive loss of $1,029,585 or $0.01 per share for the three months ended May 31, 2019. The weighted average number of shares outstanding was 163,133,318 and 136,353,318 for the three months ended May 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of May 31, 2020

As at May 31, 2020, our current assets were $21,140 and our current liabilities were $3,516,505, which resulted in a working capital deficit of $3,495,365. As of the fiscal year ended May 31, 2020, current assets were comprised of: (i) $6,128 in cash; and (ii) $15,012 in prepaid expenses and deposits. As at May 31, 2020, current liabilities were comprised of: (i) $223,808 in accounts payable and accrued liabilities; (ii) $2,515,388 in loans payable; (iii) $749,734 due to related parties and (iv) $27,575 in operating lease liability.

As of the May 31, 2020, our total assets were $65,218 comprised of: (i) current assets of $21,140; (ii) property and equipment, net of depreciation of $16,503; and $27,575 in operating lease right-of-use asset. The decrease in total assets during the three months ended May 31, 2020 from fiscal year ended February 29, 2020 was due primarily to decreases in cash, accounts receivable and operating lease right-of-use asset.

As of May 31, 2020, our total liabilities were $3,545,517 comprised of current liabilities of $3,516,505 and loans payable of $29,012.

Stockholders’ deficit increased from $3,357,941 for fiscal year ended February 29, 2020 to $3,480,299 for the three months ended May 31, 2020.

Table of Content

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended May 31, 2020, net cash flows used in operating activities was $105,194 compared to $194,872 for the three months ended May 31, 2019. Net cash flows used by operating activities consisted primarily of the net loss of $492,660 (2019: $1,086,256), which was partially adjusted by $276,192 (2019: $868,879) in stock-based compensation, $9,067 (2019: $0) in shares issued for services, and $1,420 (2019: $2,082) in depreciation. Net cash flows used by operating activities was further changed by: (i) a decrease of $16,875 (2019: $0) in accounts receivable; (ii) a decrease of $3,300 (2019: $3,199) in prepaid expenses and deposits; (iii) an increase of $56,425 (2019: ($2,626)) in accounts payable and accrued liabilities; and (iv) an increase of $24,187 (2019: ($14,598)) in due to related parties.

Cash Flows from Investing Activities

We did not use any cash in investing activities during the three months ended May 31, 2020 and 2019.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three month ended May 31, 2020 was $59,312, which consisted of $72,175 in proceeds from loans, offset by repayment of loans payable in the amount of $12,863. During the three months ended May 31, 2019, cash flows provided by financing activities was $212,038, which consisted of $217,891 in proceeds from loans, offset by repayment of loans payable in the amount of $5,853.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended May 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at May 31, 2020, we had a working capital deficit of $3,495,365 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Table of Content

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended May 31, 2020 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2020. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2020, we authorized the issuance of 503,696 shares of common stock with a fair value of $9,067 to the Chief Operating Officer of the Company for past services. These shares have not yet been issued.

The securities referenced above will be issued in reliance on the exemption from registration afforded by Regulation S promulgated under the Securities Act. Such shares of common stock will not be registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The recipient acknowledges that the securities to be issued have not been registered under the Securities Act, that he understands the economic risk of an investment in the securities, and that he has had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended May 31, 2020 that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

flooidCX Corp.

July 15, 2020	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

