Form 10-Q
period 2020-08-31
flooidCX Corp.
filed 2020-10-20
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2020

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

As of October 19, 2020, there were 164,447,289 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2020 and 2019

(Expressed in US dollars)

(unaudited)

4

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2020 $	February 29, 2020 $
	(unaudited)

ASSETS

Cash	4,110	32,025
Accounts receivable	–	16,875
Prepaid expenses and deposits	17,591	18,312

Total Current Assets	21,701	67,212

Property and equipment (Note 3)	17,008	18,423
Operating lease right-of-use asset (Note 4)	16,865	39,138

Total Assets	55,574	124,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	276,571	167,383
Operating lease liability (Note 4)	32,808	39,138
Loans payable (Note 5)	2,797,327	2,550,646
Due to related party (Note 6)	828,766	725,547

Total Current Liabilities	3,935,472	3,482,714

Loans payable (Note 5)	30,672	–

Total Liabilities	3,966,144	3,482,714

Commitments (Note 9)
Subsequent Events (Note 11)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 164,447,289 and 163,133,318 shares issued and outstanding, respectively	164,447	163,133

Common stock issuable	482	310

Additional paid-in capital	51,317,953	50,881,981

Accumulated other comprehensive income	174,673	285,988

Deficit	(55,569,125)	(54,690,353)

Total Stockholders’ Deficit	(3,910,570)	(3,357,941)

Total Liabilities and Stockholders’ Deficit	55,574	124,773

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31, 2020 $	Three Months Ended August 31, 2019 $	Six Months Ended August 31, 2020 $	Six Months Ended August 31, 2019 $

Revenue	11,250	–	54,500	–

Expenses

General and administrative (Note 6)	168,591	158,030	339,546	387,559
Research and development (Note 6)	228,771	312,630	593,726	1,169,357

Total expenses	397,362	470,660	933,272	1,556,916

Net loss for the period	(386,112)	(470,660)	(878,772)	(1,556,916)

Other comprehensive loss

Foreign currency translation loss	(196,358)	(58,659)	(111,315)	(1,988)

Comprehensive loss for the period	(582,470)	(529,319)	(990,087)	(1,558,904)

Net loss per share, basic and diluted	–	–	(0.01)	(0.01)

Weighted average number of shares outstanding	164,359,377	136,516,361	163,899,245	136,436,840

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	163,133,318	163,133	310	50,881,981	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	–	–	–	504	8,563	–	–	9,067

Fair value of stock options granted	–	–	–	–	–	276,192	–	–	276,192

Foreign exchange translation gain	–	–	–	–	–	–	85,043	–	85,043

Net loss for the period	–	–	–	–	–	–	–	(492,660)	(492,660)

Balance, May 31, 2020	1,000,000	1,000	163,133,318	163,133	814	51,166,736	371,031	(55,183,013)	(3,480,299)

Fair value of shares issued for services	–	–	1,313,971	1,314	(814)	24,000	–	–	24,500

Fair value of shares to be issued for services	–	–	–	–	482	9,102	–	–	9,584

Fair value of stock options granted	–	–	–	–	–	118,115	–	–	118,115

Foreign exchange translation loss	–	–	–	––			(196,358)	–	(196,358)

Net loss for the period	–	–	–	–	–	–	–	(386,112)	(386,112)

Balance, August 31, 2020	1,000,000	1,000	164,447,289	164,447	482	51,317,953	174,673	(55,569,125)	(3,910,570)

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended August 31, 2020 $	Six Months Ended August 31, 2019 $

Operating Activities

Net loss for the period	(878,772)	(1,556,916)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,774	4,069
Shares issued/issuable for services	43,151	–
Stock-based compensation	394,307	1,124,361

Changes in operating assets and liabilities:
Accounts receivable	16,875	–
Prepaid expenses and deposits	721	6,072
Accounts payable and accrued liabilities	109,188	12,015
Due to related party	103,219	55,083

Net Cash Used in Operating Activities	(208,537)	(355,316)

Investing Activities

Purchase of property and equipment	(907)	(1,447)

Net Cash Used in Investing Activities	(907)	(1,447)

Financing Activities

Proceeds from loans payable	219,580	335,770
Repayment of loans payable	(27,721)	–
Proceeds from issuance of common stock	–	50,000

Net Cash Provided by Financing Activities	191,859	385,770

Effect of Foreign Exchange Rate Changes on Cash	(10,330)	(25,991)

Change in Cash	(27,915)	3,016

Cash, Beginning of Period	32,025	5,517

Cash, End of Period	4,110	8,533

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2020

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at August 31, 2020, the Company has a working capital deficit of $3,913,771, has an outstanding loan payable that is in default, and has an accumulated deficit of $55,569,125 since inception. Furthermore, during the six months ended August 31, 2020, the Company used $208,537 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2020

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

3.	Property and Equipment

	August 31, 2020 $	February 29, 2020 $

Computer equipment	38,697	37,786
Furniture and equipment	38,907	36,651

Total	77,604	74,437
Less: accumulated depreciation	(60,596)	(56,014)

Net carrying value	17,008	18,423

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2020

(Expressed in U.S. Dollars)

(Unaudited)

4.	Leases

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

	Six months ended August 31, 2020	Six months ended August 31, 2019

Components of lease expense were as follows:

Operating lease cost	26,001	–

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	10,834	–

	August 31, 2020 $	February 29, 2020 $

Supplemental balance sheet information related to leases was as follows:

Operating leases

Operating lease right-of-use assets	16,865	39,138

Operating lease liabilities	32,808	39,138

Maturities of lease liabilities are as follows:

Year Ending February 28,	Operating Leases

2021	34,163	44,773

Total lease payments	34,163	44,773
Less: imputed interest	(1,355)	(5,635)

Total	32,808	39,138

5.	Loans Payable

	(a)	As at August 31, 2020, the Company owed $2,174,912 (February 29, 2020 – $2,112,229) which is non-interest bearing, unsecured, and due on demand.

	(b)	As at August 31, 2020, the Company owed $469,064 (February 29, 2020 - $438,417) which is non-interest bearing, unsecured, and due on demand.

(c)

As at August 31, 2020, the Company owed $115,013 (Cdn$150,000) (February 29, 2020 - $nil) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. Refer to Note 11(b). As consideration for making the loan, the Company issued 500,000 shares of common stock and granted 250,000 stock options exercisable at $0.20 per share expiring on June 17, 2023. As at August 31, 2020, an additional $38,338 (Cdn$50,000) was owed. Refer to Note 11 (a).

	(d)	As at August 31, 2020, the Company owed $30,672 (Cdn$40,000) (February 29, 2020 – $nil) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2020

(Expressed in U.S. Dollars)

(Unaudited)

6.	Related Party Transactions

	(a)	As at August 31, 2020, the Company owed $828,766 (February 29, 2020 – $725,547) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

	(b)	During the six months ended August 31, 2020, the Company incurred $87,540 (2019 – $90,151) in research and development fees to the President of the Company.

	(c)	During the six months ended August 31, 2020, the Company incurred $19,414 (2019 – $18,820) in research and development fees to the Chief Operating Officer (“COO”) of the Company.

(d)

During the six months ended August 31, 2020, the Company incurred $11,692 (2019 - $6,386) in general and administrative fees to the office manager who is also the spouse of the President of the Company.

(e)

During the six months ended August 31, 2020, the Company recognized stock-based compensation of $333,661 (2019 - $918,354) in research and development expenses to the President, COO, and directors of the Company. The Company also recognized stock-based compensation of $74,619 (2019 - $206,007) in general and administrative expenses to the spouse of the President of the Company.

7.	Common Stock

	(a)	On August 31, 2020, the Company authorized the issuance of 481,630 shares of common stock with a fair value of $9,584 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2020, these shares remain to be issued.

	(b)	On June 17, 2020, the Company issued 500,000 shares of common stock with a fair value of $24,500 to a third party under the terms of a loan agreement with the third party. The fair value of common stock was determined based on the end of day trading price of the Company on the date of issuance. Refer to Note 5(c).

	(c)	On May 31, 2020, the Company authorized the issuance of 503,696 shares of common stock with a fair value of $9,067 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2020, these shares have been issued.

	(d)	On February 29, 2020, the Company authorized the issuance of 310,275 shares of common stock with a fair value of $9,308 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2020, these shares have been issued.

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 29, 2020	18,256,500	0.20	–

Granted	3,250,000	0.20
Expired	(420,000)	0.20

Balance, August 31, 2020	21,086,500	0.20	–

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2020

(Expressed in U.S. Dollars)

(Unaudited)

8.	Stock Options (continued)

Additional information regarding stock options outstanding as at August 31, 2020 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.20	21,086,500	4.6	0.20	17,836,500	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Six months ended August 31, 2020	Six months ended August 31, 2019

Risk-free interest rate	0.23%	2.12%
Expected life (in years)	4.8	5
Expected volatility	284%	245%

The fair value of stock options recognized during the six months ended August 31, 2020 was $394,307 (2019 - $1,124,361), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the six months ended August 31, 2020 was $0.02 (2019 – $0.20) per option.

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

10.	Revenue

During the six months ended August 31, 2020, the Company recognized revenue from website consulting and maintenance services transferred over time.

During the six months ended August 31, 2020, 100% of the revenue recognized was from one customer.

11.	Subsequent Events

	(a)	On October 5, 2020, the Company entered into a loan agreement for Cdn$250,000, of which Cdn$50,000 had been received as at August 31, 2020 and Cdn$200,000 was received on September 28, 2020. The loan payable is due on November 25, 2020 and secured by 50,000,000 shares of common stock of the Company owned by the President of the Company. The Company is to issue 1,500,000 shares of common stock in lieu of any interest and late payment penalties.

	(b)	On October 5, 2020, the Company agreed to issue 1,500,000 shares of common stock as payment in full of the accrued and unpaid interest and late penalty under the terms of the loan payable described in Note 5(c).

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

Results of Operations

The following discussions are based on our unaudited interim condensed consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim condensed consolidated financial statements for the three and six-month periods ended August 31, 2020, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 29, 2020 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2020.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The unaudited interim condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three-Month Period Ended August 31, 2020 Compared to Three-Month Period Ended August 31, 2019

Revenue. We generated revenues of $11,250 for the quarter ended August 31, 2020, as compared to $0 for the comparable period in 2019.

Operating expenses: During the quarter ended August 31, 2020, we incurred operating expenses in the amount of $397,362 compared to operating expenses incurred during quarter ended August 31, 2019 of $470,660 (a decrease of $73,298). Operating expenses include: (i) general and administrative of $168,591 (2019: $158,030); and (ii) research and development of $228,771 (2019: $312,630). General and administrative expenses increased by $10,561, reflecting the increase in financial consulting expenses offset by the reduction of stock-based compensation for general and administration services in 2020 as compared to 2019. Research and development expenses decreased by $83,859 due to the reduction of stock-based compensation for research and development services in 2020 as compared to 2019.

Net loss. Accordingly, this resulted in a net loss of $386,112, or $0.00 per share for three months ended August 31, 2020 compared to a net loss of $470,660 or $0.00 per share for the three months ended August 31, 2019. The weighted average number of shares outstanding was 164,359,377 and 136,516,361 for the three months ended August 31, 2020 and 2019, respectively.

Six-Month Period Ended August 31, 2020 Compared to Six-Month Period Ended August 31, 2019

Revenue. We generated revenues of $54,500 for the six months ended August 31, 2020, as compared to $0 for the comparable period in 2019.

Operating expenses: During the six months ended August 31, 2020, we incurred operating expenses in the amount of $933,272 compared to operating expenses incurred during six months ended August 31, 2019 of $1,556,916 (a decrease of $623,644). Operating expenses include: (i) general and administrative of $339,546 (2019: $387,559); and (ii) research and development of $593,726 (2019: $1,169,357). General and administrative expenses decreased by $48,013, reflecting the reduction of stock-based compensation for general and administrations services in 2020 as compared to 2019. Research and development expenses decreased by $575,631 due to the reduction of stock-based compensation for research and development services in 2020 as compared to 2019.

Net loss. Accordingly, this resulted in a net loss of $878,772, or $0.01 per share for six months ended August 31, 2020 compared to a net loss of $1,556,916 or $0.01 per share for the six months ended August 31, 2019. The weighted average number of shares outstanding was 163,899,245 and 136,436,840 for the six months ended August 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of August 31, 2020

As at August 31, 2020, our current assets were $21,701 and our current liabilities were $3,935,472, which resulted in a working capital deficit of $3,913,771 (February 29, 2020 - $3,415,502). As of August 31, 2020, current assets were comprised of: (i) $4,110 in cash; and (ii) $17,591 in prepaid expenses and deposits. As at August 31, 2020, current liabilities were comprised of: (i) $276,571 in accounts payable and accrued liabilities; (ii) $2,797,327 in loans payable; (iii) $828,766 due to related parties and (iv) $32,808 in operating lease liability.

As of the August 31, 2020, our total assets were $55,574 comprised of: (i) current assets of $21,701; (ii) property and equipment, net of depreciation of $17,008; and $16,865 in operating lease right-of-use asset. The decrease in total assets during six months ended August 31, 2020 from fiscal year ended February 29, 2020 was due primarily to decreases in cash, accounts receivable and operating lease right-of-use asset.

As of August 31, 2020, our total liabilities were $3,966,144 comprised of current liabilities of $3,935,472 and loans payable of $30,672.

Stockholders’ deficit increased from $3,357,941 as at February 29, 2020 to $3,910,570 as at August 31, 2020.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended August 31, 2020, net cash flows used in operating activities was $208,537 compared to $355,316 for the six months ended August 31, 2019.

Cash Flows from Investing Activities

We used cash of $907 (2019: $1,447) in investing activities during the six months ended August 31, 2020 and 2019 for the purpose of property and equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the six months ended August 31, 2020 was $191,859, which consisted of $219,580 in proceeds from loans, offset by repayment of loans payable in the amount of $27,721. During the six months ended August 31, 2019, cash flows provided by financing activities was $385,770, which consisted of $335,770 in proceeds from loans and $50,000 in proceeds from the issuance of common stock.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended August 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2020, we had a working capital deficit of $3,913,771 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

In August 2019, we entered into an agreement for financial advisory and investment banking services and issued 2,500,000 shares of our common stock with a fair value of $172,500 as partial compensation for these services. We agreed to pay $5,000 per month for a period of six months, which payment can be paid in cash or in shares at our option. We also agreed to issue an additional 2,500,000 shares upon an uplisting of our common stock to a national exchange. Additional compensation, consisting of a cash commission, cash payment for expenses, and common stock purchase warrants, would be paid upon achieving financing.

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the six months ended August 31, 2020 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2020. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2020, we issued 500,000 shares of common stock with a fair value of $24,500 to a third party under the terms of a loan agreement and 503,696 shares of common stock with a fair value of $9,067 to the Chief Operating Officer of the Company for past services.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended August 31, 2020 that were not otherwise disclosed in a Current Report on Form 8-K.

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

10.3	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

10.4	Loan Agreement and Promissory Note dated June 17, 2020.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

flooidCX Corp.

Date: October 20, 2020	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

