Form 10-Q
period 2020-11-30
flooidCX Corp.
filed 2021-01-14
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2020

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

As of January 14, 2021, there were 167,928,919 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2020

(Expressed in US dollars)

(unaudited)

4

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2020 $	February 29, 2020 $
	(unaudited)

ASSETS

Cash	4,943	32,025
Accounts receivable	3,750	16,875
Prepaid expenses and deposits	14,665	18,312

Total Current Assets	23,358	67,212

Property and equipment (Note 3)	16,309	18,423
Operating lease right-of-use asset (Note 4)	4,479	39,138

Total Assets	44,146	124,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	212,423	167,383
Operating lease liability (Note 4)	4,479	39,138
Loans payable (Note 5)	2,968,013	2,550,646
Due to related party (Note 6)	863,410	725,547

Total Current Liabilities	4,048,325	3,482,714

Loans payable (Note 5)	30,852	–

Total Liabilities	4,079,177	3,482,714

Commitment (Note 9)
Subsequent Event (Note 11)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 167,928,919 and 163,133,318 shares issued and outstanding respectively	167,929	163,133

Common stock issuable	964	310

Additional paid-in capital	51,457,707	50,881,981

Accumulated other comprehensive income	155,717	285,988

Deficit	(55,818,348)	(54,690,353)

Total Stockholders’ Deficit	(4,035,031)	(3,357,941)

Total Liabilities and Stockholders’ Deficit	44,146	124,773

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended November 30, 2020 $	Three Months Ended November 30, 2019 $	Nine Months Ended November 30, 2020 $	Nine Months Ended November 30, 2019 $

Revenue	12,409	–	66,909	–

Expenses

General and administrative (Note 6)	24,954	342,650	335,322	730,209
Research and development (Note 6)	185,678	316,078	779,404	1,485,435

Total expenses	210,632	658,728	1,114,726	2,215,644

Loss before other expense	(198,223)	(658,728)	(1,047,817)	(2,215,644)

Other expenses

Financing costs	(29,484)	–	(58,662)	–
Loss on settlement of debt	(21,516)	(49,000)	(21,516)	(49,000)

Net loss for the period	(249,223)	(707,728)	(1,127,995)	(2,264,644)

Other comprehensive loss

Foreign currency translation loss	(18,956)	(3,100)	(130,271)	(5,088)

Comprehensive loss for the period	(268,179)	(710,828)	(1,258,266)	(2,269,732)

Net loss per share, basic and diluted	–	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding	166,769,780	140,213,208	164,746,459	137,685,136

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	163,133,318	163,133	310	50,881,981	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	–	–	–	504	8,563	–	–	9,067

Fair value of stock options granted	–	–	–	–	–	276,192	–	–	276,192

Foreign exchange translation gain	–	–	–	–	–	–	85,043	–	85,043

Net loss for the period								(492,660)	(492,660)

Balance, May 31, 2020	1,000,000	1,000	163,133,318	163,133	814	51,166,736	371,031	(55,183,013)	(3,480,299)

Fair value of shares issued for services	–	–	1,313,971	1,314	(814)	24,000	–	–	24,500

Fair value of shares to be issued for services	–	–	–	–	482	9,102	–	–	9,584

Fair value of stock options granted	–	–	–	–	–	118,115	–	–	118,115

Foreign exchange translation loss	–	–	–	–	–	–	(196,358)	–	(196,358)

Net loss for the period	–	–	–	–	–	–	–	(386,112)	(386,112)

Balance, August 31, 2020	1,000,000	1,000	164,447,289	164,447	482	51,317,953	174,673	(55,569,125)	(3,910,570)

Fair value of shares issued for services	–	–	–	–	964	8,677	–	–	9,641

Fair value of shares to be issued for services	–	–	481,630	482	(482)	–	–	–	–

Fair value of shares issued as financing cost	–	–	1,500,000	1,500	–	24,000	–	–	25,500

Fair value of shares issued to settle debt	–	–	1,500,000	1,500	–	24,000	–	–	25,500

Fair value of stock options granted	–	–	–	–	–	83,077	–	–	83,077

Foreign exchange translation loss	–	–	–	–	–	–	(18,956)	–	(18,956)

Net loss for the period	–	–	–	–	–	–	–	(249,223)	(249,223)

Balance, November 30, 2020	1,000,000	1,000	167,928,919	167,929	964	51,457,707	155,717	(55,818,348)	(4,035,031)

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended November 30, 2020 $	Nine Months Ended November 30, 2019 $

Operating Activities

Net loss for the period	(1,127,995)	(2,264,644)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,077	5,945
Financing costs	54,678	–
Loss on settlement of debt	21,516	49,000
Shares issued/issuable for services	23,614	172,500
Stock-based compensation	477,384	1,373,465

Changes in operating assets and liabilities:
Accounts receivable	13,125	–
Prepaid expenses and deposits	3,647	9,069
Accounts payable and accrued liabilities	49,024	7,568
Deferred revenue	–	15,000
Due to related party	137,863	105,934

Net Cash Used in Operating Activities	(343,067)	(526,163)

Investing Activities

Purchase of property and equipment	(1,420)	(1,450)

Net Cash Used in Investing Activities	(1,420)	(1,450)

Financing Activities

Proceeds from loans payable	370,339	364,907
Repayment of loans payable	(28,090)	–
Proceeds from issuance of common stock	–	275,000

Net Cash Provided by Financing Activities	342,249	639,907

Effect of Foreign Exchange Rate Changes on Cash	(24,844)	(27,102)

Change in Cash	(27,082)	85,192

Cash, Beginning of Period	32,025	5,517

Cash, End of Period	4,943	90,709

Non-cash Investing and Financing Activities:
Shares issued to settle loans payable	–	224,000
Shares issued to settle accrued interest payable	25,500	–
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2020

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at November 30, 2020, the Company has a working capital deficit of $4,024,967, has an outstanding loan payable that is in default and has an accumulated deficit of $55,818,348 since inception. Furthermore, during the nine months ended November 30, 2020, the Company used $343,067 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nine Months Ended November 30, 2020

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

3.	Property and Equipment

	November 30, 2020 $	February 29, 2020 $

Computer equipment	39,658	37,786
Furniture and equipment	38,924	36,651

Total	78,582	74,437
Less: accumulated depreciation	(62,273)	(56,014)

Net carrying value	16,309	18,423

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2020

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

	Nine months ended November 30, 2020	Nine months ended November 30, 2019

Components of lease expense were as follows:

Operating lease cost	23,054	–

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	23,054	–

	November 30, 2020 $	February 29, 2020 $

Supplemental balance sheet information related to leases was as follows:

Operating leases

Operating lease right-of-use assets	4,479	39,138

Operating lease liabilities	4,479	39,138

Maturities of lease liabilities are as follows:
Year Ending February 28,	Operating Leases

2021	4,582	44,773

Total lease payments	4,582	44,773
Less: imputed interest	(103)	(5,635)

Total	4,479	39,138

5.	Loans Payable

(a)	As at November 30, 2020, the Company owed $2,187,676 (February 29, 2020 – $2,112,229) which is non-interest bearing, unsecured, and due on demand.

(b)	As at November 30, 2020, the Company owed $471,817 (February 29, 2020 - $438,417) which is non-interest bearing, unsecured, and due on demand.

(c)

As at November 30, 2020, the Company owed $115,695 (February 29, 2020 - $nil) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 500,000 shares of common stock with a fair value of $24,500 and granted 250,000 stock options with a fair value of $4,678 exercisable at $0.20 per share expiring on June 17, 2023. On October 5, 2020, 2020, the Company issued 1,500,000 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516. Refer to Note 7.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2020

(Expressed in U.S. Dollars)

(Unaudited)

5.	Loans Payable (continued)

(d)	As at November 30, 2020, the Company owed $192,825 (February 29, 2020 - $nil) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 50,000,000 shares of common stock of the Company owned by the President of the Company. The Company issued 1,500,000 shares of common stock in lieu of any interest and late payment penalties. Refer to Note 7(c).

(e)	As at November 30, 2020, the Company owed $30,852 (February 29, 2020 – $nil) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

6.	Related Party Transactions

(a)	As at November 30, 2020, the Company owed $863,410 (February 29, 2020 – $725,547) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	During the nine months ended November 30, 2020, the Company incurred $133,056 (2019 – $135,522) in research and development fees to the President of the Company.

(c)	As at November 30, 2020, the Company owed $23,670 (February 29, 2020 – $nil) to the Chief Operating Officer (“COO”) of the Company which is included in accounts payable and accrued liabilities. The balance owing is unsecured, non-interest bearing, and due on demand.

(d)	During the nine months ended November 30, 2020, the Company incurred $30,069 (2019 – $28,272) in research and development fees to the Chief Operating Officer (“COO”) of the Company.

(e)	During the nine months ended November 30, 2020, the Company incurred $16,927 (2019 - $6,400) in general and administrative fees to the office manager who is also the spouse of the President of the Company.

(f)	During the nine months ended November 30, 2020, the Company recognized stock-based compensation of $379,521 (2019 - $975,108) in research and development expenses to the President, COO, and directors of the Company. The Company also recognized stock-based compensation of $93,163 (2019 - $261,652) in general and administrative expenses to the spouse of the President of the Company.

7.	Common Stock

(a)	On November 30, 2020, the Company authorized the issuance of 964,135 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2020, these shares remain to be issued.

(b)	On October 5, 2020, the Company issued 1,500,000 shares of common stock with a fair value of $25,500 to a third party to settle accrued interest and late penalties owing for the loan payable described in Note 5(c). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(c)	On October 5, 2020, the Company issued 1,500,000 shares of common stock with a fair value of $25,500 in lieu of any interest and late payment penalties for the loan payable described in Note 5(d). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(d)	On August 31, 2020, the Company issued 481,630 shares of common stock with a fair value of $9,584 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(e)	On June 17, 2020, the Company issued 500,000 shares of common stock with a fair value of $24,500 to a third party under the terms of a loan agreement with the third party. The fair value of common stock was determined based on the end of day trading price of the Company on the date of issuance. Refer to Note 5(c).

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2020

(Expressed in U.S. Dollars)

(Unaudited)

7.	Common Stock (continued)

(f)	On May 31, 2020, the Company issued 503,696 shares of common stock with a fair value of $9,067 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(g)	On February 29, 2020, the Company authorized the issuance of 310,275 shares of common stock with a fair value of $9,308 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. The shares were issued on March 1, 2020.

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 29, 2020	18,256,500	0.20	–

Granted	4,750,000	0.20
Expired	(420,000)	0.20

Balance, November 30, 2020	22,586,500	0.20	–

Additional information regarding stock options outstanding as at November 30, 2020 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.20	22,586,500	4.4	0.20	19,336,500	0.20

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Nine months ended November 30, 2020	Nine months ended November 30, 2019

Risk-free interest rate	0.27%	2.12%
Expected life (in years)	4.9	5
Expected volatility	284%	245%

The fair value of stock options recognized during the nine months ended November 30, 2020 was $477,384 (2019 - $1,373,465), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the nine months ended November 30, 2020 was $0.20 (2019 – $0.20) per option.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2020

(Expressed in U.S. Dollars)

(Unaudited)

9.	Commitment

On October 7, 2019, the Company entered into an agreement with a company who is to provide general financial advisory and investment banking services to the Company. The Company is to pay this company $5,000 per month for a period of six months. In addition, The Company is to issue 2,500,000 shares of common of stock upon execution of the agreement (issued) and 2,500,000 shares of common stock upon an uplisting of the Company’s common stock to a national exchange. For any financing, the Company will pay this company a commission of 8% of financing raised, a cash fee for unallocated expenses of 1% of the amount of financing raised, and issue agent’s warrants equal to 8% of the number of shares of common stock underlying the securities issued in the financing.

On November 20, 2020, the Company entered into a settlement and release agreement with the consultant. All outstanding fees owing to the consultant have been waived and the consultant is to return 2,000,000 shares of common stock.

10.	Revenue

During the nine months ended November 30, 2020, the Company recognized revenue from website consulting and maintenance services transferred over time.

11.	Subsequent Event

On December 1, 2020, the Company entered into a loan agreement with a third party for Cdn$30,000. The loan bears interest at 5% per annum and a six-month maturity. In case of non re-payment by maturity date, interest will be 12% per annum on any unpaid principal and accrued interest. On December 24, 2020, the Company received additional financing of $120,000 from another third party.

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

Results of Operations

The following discussions are based on our unaudited interim condensed consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim condensed consolidated financial statements for the three and nine-month periods ended November 30, 2020, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 29, 2020 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2020.

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

Three-Month Period Ended November 30, 2020 Compared to Three-Month Period Ended November 30, 2019

Revenue. We generated revenues of $12,409 for the quarter ended November 30, 2020, as compared to $0 for the comparable period in 2019.

Operating expenses: During the quarter ended November 30, 2020, we incurred operating expenses in the amount of $210,632 compared to operating expenses incurred during quarter ended November 30, 2019 of $658,728 (a decrease of $448,096). Operating expenses include: (i) general and administrative of $24,954 (2019: $342,650); and (ii) research and development of $185,678 (2019: $316,078). General and administrative expenses decreased by $317,696, reflecting the reduction of stock-based compensation for general and administration services in 2020 as compared to 2019. Research and development expenses decreased by $130,400 due to the reduction of stock-based compensation for research and development services in 2020 as compared to 2019.

Net loss. Accordingly, this resulted in a net loss of $249,223, or $0.00 per share for three months ended November 30, 2020 compared to a net loss of $707,728 or $0.01 per share for the three months ended November 30, 2019. The weighted average number of shares outstanding was 166,769,780 and 140,213,208 for the three months ended November 30, 2020 and 2019, respectively.

Nine-Month Period Ended November 30, 2020 Compared to Nine-Month Period Ended November 30, 2019

Revenue. We generated revenues of $66,909 for the nine months ended November 30, 2020, as compared to $0 for the comparable period in 2019.

Operating expenses: During the nine months ended November 30, 2020, we incurred operating expenses in the amount of $1,114,726 compared to operating expenses incurred during nine months ended November 30, 2019 of $2,215,644 (a decrease of $1,100,918). Operating expenses include: (i) general and administrative of $335,322 (2019: $730,209); and (ii) research and development of $779,404 (2019: $1,485,435). General and administrative expenses decreased by $394,887, reflecting the reduction of stock-based compensation for general and administrations services in 2020 as compared to 2019. Research and development expenses decreased by $706,031 due to the reduction of stock-based compensation for research and development services in 2020 as compared to 2019.

Net loss. Accordingly, this resulted in a net loss of $1,127,995, or $0.01 per share for nine months ended November 30, 2020 compared to a net loss of $2,264,644 or $0.01 per share for the nine months ended November 30, 2019. The weighted average number of shares outstanding was 164,746,459 and 137,685,136 for the nine months ended November 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of November 30, 2020

As at November 30, 2020, our current assets were $23,358 and our current liabilities were $4,048,325, which resulted in a working capital deficit of $4,024,967 (February 29, 2020 - $3,415,502). As of November 30, 2020, current assets were comprised of: (i) $4,943 in cash; (ii) $3,750 in accounts receivable; and (iii) $14,665 in prepaid expenses and deposits. As at November 30, 2020, current liabilities were comprised of: (i) $212,423 in accounts payable and accrued liabilities; (ii) $2,968,013 in loans payable; (iii) $863,410 due to related parties and (iv) $4,479 in operating lease liability.

As of the November 30, 2020, our total assets were $44,146 comprised of: (i) current assets of $23,358; (ii) property and equipment, net of depreciation of $16,309; and $4,479 in operating lease right-of-use asset. The decrease in total assets during nine months ended November 30, 2020 from fiscal year ended February 29, 2020 was due primarily to decreases in cash, accounts receivable and operating lease right-of-use asset.

As of November 30, 2020, our total liabilities were $4,079,177 comprised of current liabilities of $4,048,325 and loans payable of $30,852.

Stockholders’ deficit increased from $3,357,941 as at February 29, 2020 to $4,035,031 as at November 30, 2020.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended November 30, 2020, net cash flows used in operating activities was $343,067 compared to $526,163 for the nine months ended November 30, 2019.

Cash Flows from Investing Activities

We used cash of $1,420 (2019: $1,450) in investing activities during the nine months ended November 30, 2020 and 2019 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the nine months ended November 30, 2020 was $342,249, which consisted of $370,339 in proceeds from loans, offset by repayment of loans payable in the amount of $28,090. During the nine months ended November 30, 2019, cash flows provided by financing activities was $639,907, which consisted of $364,907 in proceeds from loans and $275,000 in proceeds from the issuance of common stock.

Material Commitments

The balances due to related parties and shareholder are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended November 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at November 30, 2020, we had a working capital deficit of $4,024,967 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We anticipate continuing to rely on equity sales of our common stock and/or convertible debt in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

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

In August 2019, we entered into an agreement for financial advisory and investment banking services and issued 2,500,000 shares of our common stock with a fair value of $172,500 as partial compensation for these services. We agreed to pay $5,000 per month for a period of six months, which payment could be paid in cash or in shares at our option. We also agreed to issue an additional 2,500,000 shares upon an uplisting of our common stock to a national exchange. Additional compensation, consisting of a cash commission, cash payment for expenses, and common stock purchase warrants, would be paid upon achieving financing.  We terminated this agreement in November 2020, with all unpaid fees being waived and 2,000,000 of the 2,500,000 shares being returned.

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the nine months ended November 30, 2020 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2020. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2020, we issued 1,500,000 shares of common stock with a fair value of $25,500 as payment in full of the accrued and unpaid interest, late penalty, and extension of maturity date to a third party under the terms of a loan agreement; 1,500,000 shares of common stock with a fair value of $25,500 in lieu of any interest and late payment penalties on a new loan agreement with a third party; and 481,630 shares of common stock with a fair value of $9,584 to the Chief Operating Officer of the Company for past services.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended November 30, 2020 that were not otherwise disclosed in a Current Report on Form 8-K.

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

10.3	Debt Settlement Agreement dated November 4, 2019 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on January 17, 2020.

10.4	Loan Agreement and Promissory Note dated June 17, 2020 incorporated herewith as filed as an Exhibit to the Quarterly Report on Form 10-Q on October 20, 2020.

10.5	Loan Agreement and Promissory Note dated October 5, 2020

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

flooidCX Corp.

Date: January 14, 2021	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

