Form 10-K
period 2021-02-28
flooidCX Corp.
filed 2021-06-16
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2020 was $2,088,396.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,952,689 shares of common stock are outstanding as of June 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of flooidCX Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Acquisition of MBE Holdings Inc.

Effective February 28, 2017, we entered into a share exchange agreement (the “MBE Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”). In accordance with the terms and provisions of the MBE Exchange Agreement, an aggregate of 5,248,626 (pre-reverse stock split) shares of our restricted common stock were issued to the MBE Shareholders in exchange for all of the issued and outstanding shares of MBE, thus making MBE our wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of the respective shareholders to enter into the MBE Exchange Agreement pursuant to which we acquired all the technology and assets and assumed all liabilities of MBE. This resulted in a change in overall business operations of the Company bringing potential value to our shareholders.

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

Reverse Stock Split

On January 27, 2021, the Company’s common stock began trading on a 1-for-85 reverse stock split basis. The new CUSIP number for the Company’s common stock following the reverse stock split is 33974L205.

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

Market Opportunity

The CRM industry is based on the premise that existing customers can drive the success of a business. According to the Harvard Business Review, acquiring a new customer is anywhere from 5 to 25 times more expensive than retaining an existing one. Further, the book, Marketing Metrics, states that businesses have a 60% to 70% chance of selling to an existing customer while the probability of selling to a new prospect is only 5% to 20%. Statistics from Gartner Group support the assertion that 80% of a company’s future revenue will come from just 20% of its existing customers. The CRM market is estimated at $200 billion, which alone includes approximately 270 billion contact center conversations.

Products

Resolution1 offers a unified communications and collaboration online via its simplified CRM solutions while GripeVine offers a platform for businesses to build trust through transparency in the consumer ratings and review space. In 2002, customers overwhelmingly chose voice calling to contact businesses, as compared to direct messaging. In 2017, contact via voice calling (16.1%) has largely been replaced by direct messaging (24.7%) and social media (34.5%).

The following illustrates how these solutions work together:

__________

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

6

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred $1,002,639 and $1,873,152 during the fiscal years ended February 28, 2021 and February 29, 2020, respectively, on research and development for the Company. None of these research or development costs were borne by the customer.

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

We have incurred significant operating losses since inception and, as of February 28, 2021, had an accumulated deficit of $56,165,383, a substantial amount of which was incurred due to the value of preferred stock recorded for stock compensation expense. We have generated only limited revenues. Additionally, our costs may continue to exceed revenues each year as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

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

We will derive substantially all of our revenue from the paid company accounts of businesses, offering business access to a robust social customer service management system. Because traffic to our platform will have an influence on its popularity and the number of businesses we are able to show, we believe this will affect the value of our services provided to businesses and influence the content creation that drives further traffic. Slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

•	Reliance on Internet Search Engines. We rely on Internet search engines to drive traffic to our platform. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although internet search engine results have allowed us to attract a significant audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

•	Increasing Competition. The market for online consumer review and social customer service space is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our services do not compare favorably to those of our competitors, traffic may decline.

•	Our Automated Artificial Intelligence (AI) Suggestion Engine. If our automated AI engine does not suggest helpful content or recommends unhelpful content, consumers may reduce or stop their use of our online consumer review platform. While we have designed our technology to avoid suggesting content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

•	Content Scraping. Other companies may attempt to copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we will strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•	Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our online consumer review platform.

•	Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting Internet Neutrality, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

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

As of June 16, 2021, our officers, directors and insiders owned approximately 40.5% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

Our Articles of Incorporation authorize 20,000,000 shares of blank check preferred stock thus providing the Board of Directors to create rights and preferences for designated shares, possibly including super voting rights. We designated 1,000,000 of the shares of blank check preferred stock as Series A. The 1,000,000 shares of Series A preferred stock were issued to our Chief Executive Officer/President, which provides for voting rights of 2.35 to one. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 16, 2021, we have 1,952,689 shares of common stock issued and outstanding of which 1,260,070 shares are restricted and 692,619 shares are free-trading.

There has only recently been an active trading market for our shares of common stock and if an active trading market does not continue to develop, purchasers of our shares may be unable to sell them publicly.

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

ITEM 2. PROPERTIES.

There are currently two leases regarding principal office space regarding 1282A Cornwall Road and 1290 Cornwall Road, Unit B. The lease agreements on both spaces ended by their terms in 2020. Beginning January 1, 2021, the Company entered into a month-to-month lease arrangement at a cost of $4,455 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of June 16, 2021, there are 1,952,689 outstanding shares of our common stock of which approximately 1,283,599 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year.

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB) under the symbol “BXRO”. Our trading symbol was changed to “GRPV” on February 1, 2017 and then to “FLCX” on March 15, 2019. Our shares of common stock commenced with nominal activity on the OTCQB approximately February 2017. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the last two completed fiscal years as quoted by OTCMarkets stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions, but give effect to the 1-for-85 reverse stock split.

2021 - 2020 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2020 – 2/28/2021)	$2.29	$0.48
Third Quarter (9/1/2020 – 11/30/2020)	$1.69	$0.42
Second Quarter (6/1/2020 – 8/31/2020)	$6.29	$1.19
First Quarter (3/1/2020 – 5/31/2020)	$4.25	$0.85

2020 - 2019 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2019 – 2/29/2020)	$5.95	$0.85
Third Quarter (9/1/2019 – 11/30/2019)	$8.50	$3.40
Second Quarter (6/1/2019 – 8/31/2019)	$7.06	$6.80
First Quarter (3/1/2019 – 5/31/2019)	$7.06	$8.50

As of June 16, 2021, an aggregate of 1,952,689 shares of common stock were issued and outstanding and were owned by approximately 99 holders of record based on information provided by our transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of the most recently completed fiscal year, the following were authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	283,368	$17.00	304,867
Equity compensation plans not approved by security holders	0	$--	0
Total	283,368		304,867

RECENT SALES OF UNREGISTERED SECURITIES

During last quarter of the fiscal year ended February 28, 2021, we authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services.

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

ISSUER PURCHASES OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

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

Fiscal Year Ended February 28, 2021 Compared to Fiscal Year Ended February 29, 2020

Revenue. We generated revenues of $79,520 for the fiscal year ended February 28, 2021, as compared to $46,875 for the fiscal year ended February 29, 2020.

Operating expenses: During fiscal year ended February 28, 2021, we incurred operating expenses in the amount of $1,466,666 compared to operating expenses incurred during fiscal year ended February 29, 2020 of $2,803,710 (a decrease of $1,337,044). Operating expenses include: (i) general and administrative of $464,027 (2020: $930,558); and (ii) research and development of $1,002,639 (2020: $1,873,152). General and administrative expenses decreased by $466,531, primarily due to decrease in stock-based compensation. Research and development expenses decreased by $870,513 due primarily to decrease in stock-based compensation.

Net loss. The Company had a net loss of $1,475,030 or $0.76 per share for the fiscal year ended February 28, 2021 compared to $2,805,835 or $1.61 per share for the fiscal year ended February 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2021

As at fiscal year ended February 28, 2021, our current assets were $16,372 and our current liabilities were $4,371,772, which resulted in a working capital deficit of $4,355,400. As of the fiscal year ended February 28, 2021, current assets were comprised of: (i) $1,251 in cash; and (ii) $7,380 in accounts receivables and $7,741 in prepaid expenses and deposits. As at fiscal year ended February 28, 2021, current liabilities were comprised of: (i) $282,760 in accounts payable and accrued liabilities; (ii) $3,143,792 in loans payable; and (iii) $945,220 due to related parties.

As of the fiscal year ended February 28, 2021, our total assets were $31,784 comprised of: (i) current assets of $16,372; and (ii) property and equipment, net of depreciation of $15,412. The decrease in total assets during fiscal year ended February 28, 2021 from fiscal year ended February 29, 2020 was due to decreases in cash, accounts receivable and operating lease right-of-use asset.

As of February 28, 2021, our total liabilities were $4,371,772 comprised of accounts payable and accrued liabilities of $282,760, loans payable of $3,143,792 and due to related party of $945,220.

Stockholders’ deficit increased from $3,357,941 for fiscal year ended February 29, 2020 to $4,339,988 for fiscal year ended February 28, 2021.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For fiscal year ended February 28, 2021, net cash flows used in operating activities was $424,846 compared to $778,910 for fiscal year ended February 29, 2020. Net cash flows used by operating activities consisted primarily of the net loss of $1,475,030 (2020: $2,805,835), which was partially adjusted by $578,978 (2020: $1,666,647) in stock-based compensation, $66,368 (2020: $nil) in financing costs, $38,148 (2020: $181,808) in shares issued for services, $21,516 (2020: $49,000) in loss on settlement of debt, and $5,332 (2020: $7,629) in depreciation. Net cash flows used by operating activities was further changed by: (i) an increase of $7,380 (2020: $nil) in account receivable; a decrease of $16,875 (2020: ($16,875)) in accrued receivable; (ii) an increase of $10,571 (2020: $146) in prepaid expenses and deposits; (iii) an increase of $15,377 (2020: $46,083) in accounts payable and accrued liabilities; and (iv) an increase of $204,399 (2020: $92,487) in due to related parties.

Cash Flows from Investing Activities

We used cash of $1,441 in investing activities during the fiscal year ended February 28, 2021, which consisted of the purchase of equipment. In comparison, cash of $1,453 was used during fiscal year ended February 29, 2020 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during fiscal year ended February 28, 2021 was $436,103, which consisted of $502,103 in proceeds from loans, offset by repayment of loans payable in the amount of $66,000. During fiscal year ended February 29, 2020, cash flows provided by financing activities was $854,829, which consisted of $576,500 from the issuance of shares and $438,828 in proceeds from loans, offset by repayment of loans payable in the amount of $160,499.

Material Commitments

The balances due to related parties and shareholder ($2,678,695) are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform. A loan in the amount of $197,075 was due November 30, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. Loans in the amounts of $118,245 and $23,649 are unsecured and bear interest at 5% per annum, and are due November 25, 2020 and June 1, 2021, respectively. The Company also obtained a government-backed loan to assist businesses during the COVID-19 pandemic in the amount of $31,532. This loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. It may be repaid at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 28, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 28, 2021, we had a working capital deficit of $4,355,400 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

In October 2019, we entered into an agreement for financial advisory and investment banking services and issued 2,500,000 (pre-reverse stock split) shares of our common stock with a fair value of $172,500 as partial compensation for these services. We agreed to pay $5,000 per month for a period of six months, which payment can be paid in cash or in shares at our option. We also agreed to issue an additional 2,500,000 shares upon an uplisting of our common stock to a national exchange. Additional compensation, consisting of a cash commission, cash payment for expenses, and common stock purchase warrants, would be paid upon achieving financing. On November 20, 2020, we entered into a settlement and release agreement to terminate this arrangement. All outstanding fees owed by us under this arrangement were waived and 2,000,000 (pre-reverse stock split) shares of our common stock were returned to us.

MATERIAL COMMITMENTS

We have no reportable material commitments for current fiscal year ending February 28, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 28, 2021 or which are expected to impact future periods as follows:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLOOIDCX CORP.

Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of flooidCX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of flooidCX Corp. (the “Company”) as of February 28, 2021 and February 29, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2021 and February 29, 2020, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at February 28, 2021, the Company has a working capital deficit of $4,355,400 and an accumulated deficit of $56,165,383. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (i) relate to accounts or disclosures that are material to the financial statements; and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2019.

Vancouver, Canada

June 15, 2021

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2021 $	February 29, 2020 $

ASSETS

Cash	1,251	32,025
Accounts receivable	7,380	–
Accrued receivable	–	16,875
Prepaid expenses and deposits	7,741	18,312

Total Current Assets	16,372	67,212

Property and equipment (Note 3)	15,412	18,423
Operating lease right-of-use asset (Note 4)	–	39,138

Total Assets	31,784	124,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	282,760	167,383
Operating lease liability (Note 4)	–	39,138
Loans payable (Note 5)	3,143,792	2,550,646
Due to related party (Note 6)	945,220	725,547

Total Liabilities	4,371,772	3,482,714

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Subsequent Events (Note 12)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 1,976,218 and 1,919,800 shares issued and outstanding respectively	1,976	1,919

Common stock issuable (Note 7)	19,497	9,308

Additional paid-in capital	51,728,412	51,034,197

Accumulated other comprehensive income	74,510	285,988

Deficit	(56,165,383)	(54,690,353)

Total Stockholders’ Deficit	(4,339,988)	(3,357,941)

Total Liabilities and Stockholders’ Deficit	31,784	124,773

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended February 28, 2021 $	Year Ended February 29, 2020 $

Revenue	79,520	46,875

Expenses

General and administrative (Note 6)	464,027	930,558
Research and development (Note 6)	1,002,639	1,873,152

Total expenses	1,466,666	2,803,710

Loss before other expense	(1,387,146)	(2,756,835)

Other expense

Financing costs (Note 5 and 7)	(66,368)	–
Loss on settlement of debt (Note 5 and 7)	(21,516)	(49,000)

Net loss for the year	(1,475,030)	(2,805,835)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(211,478)	30,965

Comprehensive loss for the year	(1,686,508)	(2,774,870)

Net loss per share, basic and diluted	(0.76)	(1.61)

Weighted average number of shares outstanding	1,951,618	1,745,275

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2019	1,000,000	1,000	1,604,736	1,604	118	48,394,747	255,023	(51,884,518)	(3,232,026)

Shares issued pursuant to share exchange agreement	–	–	117,647	118	(118)	–	–	–	–

Shares issued for cash	–	–	126,824	127	–	576,373	–	–	576,500

Fair value of shares issued pursuant to settlement of loans payable	–	–	41,176	41	–	223,959	–	–	224,000

Fair value of shares issued for services	–	–	29,412	29	9,308	172,471	–	–	181,808

Fair value of stock options granted	–	–	–	–	–	1,666,647	–	–	1,666,647

Foreign exchange translation gain	–	–	–	–	–	–	30,965	–	30,965

Net loss for the year	–	–	–	–	–	–	–	(2,805,835)	(2,805,835)

Balance, February 29, 2020	1,000,000	1,000	1,919,795	1,919	9,308	51,034,197	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	–	–	–	19,497	–	–	–	19,497

Fair value of shares issued for services	–	–	15,244	15	(9,308)	27,944	–	–	18,651

Fair value of shares issued as financing costs	–	–	23,531	24	–	49,976	–	–	50,000

Fair value of stock options granted as financing costs	–	–	–	–	–	11,835	–	–	11,835

Fair value of shares issued to settle debt	–	–	17,648	18	–	25,482	–	–	25,500

Fair value of stock options granted	–	–	–	–	–	578,978	–	–	578,978

Foreign exchange translation loss	–	–	–	–	–	–	(211,478)	–	(211,478)

Net loss for the year	–	–	–	–	–	–	–	(1,475,030)	(1,475,030)

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2021 $	Year Ended February 29, 2020 $

Operating Activities

Net loss for the year	(1,475,030)	(2,805,835)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,332	7,629
Financing costs	66,368	–
Loss on settlement of debt	21,516	49,000
Shares issued/issuable for services	38,148	181,808
Stock-based compensation	578,978	1,666,647

Changes in operating assets and liabilities:
Accounts receivable	(7,380)	–
Accrued receivable	16,875	(16,875)
Prepaid expenses and deposits	10,571	146
Accounts payable and accrued liabilities	115,377	46,083
Due to related party	204,399	92,487

Net Cash Used In Operating Activities	(424,846)	(778,910)

Investing Activities

Purchase of property and equipment	(1,441)	(1,453)

Net Cash Used in Investing Activities	(1,441)	(1,453)

Financing Activities

Proceeds from loans payable	502,103	438,828
Repayment of loans payable	(66,000)	(160,499)
Proceeds from issuance of common stock	–	576,500

Net Cash Provided by Financing Activities	436,103	854,829

Effect of Foreign Exchange Rate Changes on Cash	(40,590)	(47,958)

Change in Cash	(30,774)	26,508

Cash, Beginning of Year	32,025	5,517

Cash, End of Year	1,251	32,025

Non-cash Investing and Financing Activities:
Right-of-use asset under operating lease	–	59,189
Shares issued to settle loans payable	–	224,000
Shares issued to settle accrued interest payable	25,500	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at February 28, 2021, the Company has a working capital deficit of $4,355,400 and has an accumulated deficit of $56,165,383 since inception. As at February 28, 2021, the Company is in default of certain loans payable (refer to Note 5). Furthermore, during the year ended February 28, 2021, the Company used $424,846 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 23, 2020 the Company approved a reverse stock split of its issued and outstanding shares of common stock on a one share for 85 shares (1:85) basis. The reverse stock split was effected on December 11, 2020 with no change in par value.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly-owned subsidiary
Resolution 1, Inc.	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

(b)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

(c)	The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

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

The Company establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company considers at risk. As at February 28, 2021, there is no allowance for doubtful accounts.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accrued receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

	(h)	Financial Instruments and Fair Value Measurements (continued)

The following table represents assets and liabilities that are measured and recognized at fair value as of February 28, 2021, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	1,251	–	–

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

Years Ended February 28, 2021 and February 29, 2020

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2021, the Company had 283,368 (February 29, 2020 – 214,780) potentially dilutive shares outstanding.

	(p)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at February 28, 2021 and February 29, 2020, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

	(q)	Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	As at February 28, 2021 $	As at February 29, 2020 $

Computer equipment	39,782	37,786
Furniture and equipment	40,532	36,651

Total	80,314	74,437
Less: accumulated depreciation	(64,902)	(56,014)

Net carrying value	15,412	18,423

4.	Leases

On September 1, 2019, the Company entered into an agreement to extend its premises lease term expiry date from December 31, 2019 to December 31, 2020. The modification did not grant an additional right of use to the Company. Effective September 1, 2019, the Company reassessed the classification of the lease and measured the lease liability and ROU asset on the basis of the 16 month remaining lease term, 16 remaining payments, and its incremental borrowing rate of 27.5%. On January 1, 2021, due to the current covid-19 situation, the Company decided to move to a month-to-month lease agreement and not to recognize ROU assets or lease liability.

	2021 $	2020 $

Components of lease expense were as follows:

Operating lease cost	–	26,864

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	–	6,813

Right-of-use asset obtained in exchange for lease obligation:

Operating leases	–	59,189

Supplemental balance sheet information related to leases was as follows:

Operating Leases

Operating lease right-of-use assets	–	39,138

Operating lease liabilities	–	39,138

Maturities of lease liabilities are as follows:
Year Ending February 28,		Operating Leases

2021	–	44,773

Total lease payments	–	44,773
Less imputed interest	–	(5,162)

Total	–	39,611

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

5.	Loans Payable

	(a)	As at February 28, 2021, the Company owed $2,235,893 (February 29, 2020 – $2,112,229) which is non-interest bearing, unsecured, and due on demand.

	(b)	As at February 28, 2021, the Company owed $442,802 (February 29, 2020 – $438,417) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c)

As at February 28, 2021, the Company owed $118,245 (February 29, 2020 - $nil) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516. Refer to Note 7.

(d)

As at February 28, 2021, the Company owed $197,075 (February 29, 2020 - $nil) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties. Refer to Note 7(c).

	(e)	As at February 28, 2021, the Company owed $94,596 (February 29, 2020 - $nil) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f)

As at February 28, 2021, the Company owed $23,649 (February 29, 2020 - $nil) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and has a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The new interest is accrued till final repayment and is based on the principal amount outstanding.

(g)

As at February 28, 2021, the Company owed $31,532 (February 29, 2020 - $nil) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

6.	Related Party Transactions

	(a)	As at February 28, 2021, the Company owed $930,020 (February 29, 2020 – $725,547) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

	(b)	During the year ended February 28, 2021, the Company incurred $180,000 (February 29, 2020 – $181,032) in research and development fees to the President of the Company.

(c)

As at February 28, 2021, the Company owed $28,028 (February 29, 2020 - $4,772) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the year ended February 28, 2021, the Company incurred $37,429 (February 29, 2020 – $38,108) in research and development fees to the COO of the Company.

(d)

During the year ended February 28, 2021, the Company incurred $22,500 (February 29, 2020 - $23,383) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

	(e)	During the year ended February 28, 2021, the Company recognized stock-based compensation of $578,979 (February 29, 2020 - $1,675,955) to the President, spouse of the President, and COO of the Company.

(f)

As at February 28, 2021, the Company owed $15,200 (February 29, 2020 - $nil) under loan agreements dated August 13, 2020 and February 24, 2021 which are unsecured, bear interest at 5% per annum, and has maturity dates of February 13, 2021 and August 24, 2021 respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The new interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

7.	Common Stock

Common stock issued during the year ended February 28, 2021:

As explained in Note 1 to the consolidated financial statements, on November 23, 2020, the Board of Directors and stockholders of the Company approved a 1:85 Reverse split of its Common Stock with shares rounded up to the nearest whole number. The Reverse split solely effected the issued and outstanding Common Stock and did not have any effect on the Authorized Common Stock. As a result of the Reverse split, the issued and outstanding Common Stock of the Company decreased from 167,928,919 shares prior to the Reverse split to 1,976,218 shares following the Reverse split and $161,520 was reclassified from Common Stock and Common Stock issuable to Additional Paid-In Capital.

(a) On March 1, 2020, the Company issued 3,651 shares of common stock with a fair value of $9,308 to the COO of the Company for past services.

(b)

On May 31, 2020, the Company issued 5,926 shares of common stock with a fair value of $9,067 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(c)

On June 17, 2020, the Company issued 5,882 shares of common stock with a fair value of $24,500 to a third party under the terms of a loan agreement with the third party. The fair value of common stock was determined based on the end of day trading price of the Company on the date of issuance. Refer to Note 5(c).

(d)

On August 31, 2020, the Company issued 5,666 shares of common stock with a fair value of $9,584 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(e)

On October 5, 2020, the Company issued 17,647 shares of common stock with a fair value of $25,500 in lieu of any interest and late payment penalties for the loan payable described in Note 5(d). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(f)

On October 5, 2020, the Company issued 17,647 shares of common stock with a fair value of $25,500 to a third party to settle accrued interest and late penalties owing for the loan payable described in Note 5(c). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(g)

On November 30, 2020, the Company authorized the issuance of 11,343 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2021, these shares remain to be issued.

(h)

On February 28, 2021, the Company authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2021, these shares remain to be issued.

Common stock issued during the year ended February 29, 2020:

(i)	On May 17, 2019, the Company issued the 117,647 shares of common stock pursuant to the Resolution 1 Agreement.

(j)	During the year ended February 29, 2020, the Company issued 123,883 shares of common stock at $4.25 per share for proceeds of $526,500.

(k)	On July 25, 2019, the Company issued 2,941 shares of common stock at a price of $17.00 per share for proceeds of $50,000.

(l)	On October 11, 2019, the Company issued 29,412 shares of common stock with a fair value of $172,500 for financial advisory and investment bank services to be provided.

(m)

On November 4, 2019, the Company issued 17,647 shares of common stock with a fair value of $96,000 to settle a loan payable $75,000, resulting in a loss of $21,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

(n)

On November 4, 2019, the Company issued 23,529 shares of common stock with a fair value of $128,000 to settle a loan payable of $100,000, resulting in a loss of $28,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

8.	Preferred Stock

The preferred stock contains certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stockholder to receive 20% of the aggregate valuation of such merger;
•	The holder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.

9.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2019	67,135	17.00

Granted	147,645	17.00

Balance, February 29, 2020	214,780	17.00	–

Granted	73,529
Cancelled	(4,941)	17.00

Balance, February 28, 2021	283,368	17.00	–

Additional information regarding stock options outstanding as at February 28, 2021 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

17.00	283,368	4.11	17.00	245,132	17.00

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2021	2020

Risk-free interest rate	0.41%	2.12%
Expected life (in years)	5	5
Expected volatility	276%	245%

The fair value of stock options recognized during the year ended February 28, 2021 was $578,979 (February 29, 2020 - $1,666,647), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended February 28, 2021 was $1.49 (February 29, 2020 – $17.00) per option.

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)

10.	Commitments

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

On November 20, 2020, the Company entered into a settlement and release agreement with the consultant. All outstanding fees owing to the consultant have been waived and the consultant is to return 2,000,000 shares of common stock. Refer to Note 12 (b).

(b)

On December 1, 2019, the Company entered into a one-year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 17,647 stock options exercisable at $17.00 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter. As at February 28, 2021, the agreement has not been terminated and so is deemed to have renewed for a further one year period.

11.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2021 $	2020 $

Net loss before taxes	(1,475,030)	(2,805,835)
Statutory tax rate	21%	21%

Expected income tax recovery	(309,756)	(589,225)
Permanent differences and other	158,660	349,996
Change in valuation allowance	151,096	239,229

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at February 28, 2021 and February 29, 2020 are comprised of the following:

	2021 $	2020 $

Net operating losses carried forward	2,402,985	2,251,889
Valuation allowance	(2,402,985)	(2,251,889)

Net deferred tax asset	–	–

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

As at February 28, 2021, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12.	Subsequent Events

(a)

On March 2, 2021, the Company entered into a loan payable agreement for $53,000 with the spouse of the President of the Company. The loan is unsecured, bears interest at 5% per annum, and due on September 2, 2021.

	(b)	On May 10, 2021, the Company cancelled 23,529 common shares pursuant to a settlement and release agreement signed on November 20, 2020. Refer to Note 10(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure of the Company’s change in its independent registered public accounting firm was previously disclosed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2021. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below:

Management assessed the effectiveness of our company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

o	Lack of proper segregation of duties due to limited personnel;
o	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.
o	Lack of written policies and procedures for accounting and financial reporting.

We do not have a functioning audit committee or sufficient outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Richard Hue	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	58

Mark Vange	Chief Technical Officer and a Director	49

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended February 28, 2021, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Board Independence

As of the date of this Annual Report, we do not have any independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 28, 2021 and February 29, 2020, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended February 28, 2021 and February 29, 2020. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)		All other compensation ($)		Total ($)
Richard Hue (Chief Executive Officer, President,	2021	-0-	-0-	-0-	(2)	180,000	(3)	180,000
Treasurer/Chief Financial Officer)(1)	2020	-0-	-0-	664,169	(2)	181,032	(3)	845,201

___________

(1)	Mr. Hue has served in these capacities since October 2016.
(2)

The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 245%; risk free interest rate of 2.12%; expected life of 5 years; and expected dividend rate of 0%.

(3)	Of the amounts due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.

The following table sets forth information with respect to options awards for our principal executive officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard Hue (1)	23,529	-0-	-0-	17.00	08/16/2022
	52,941	-0-	-0-	17.00	05/30/2026

_________

(1)	Does not include options to purchase 32,506 shares of common stock granted to Mr. Hue’s wife, who has served as our office manager and administrative officer.

In addition to the stock options shown in the above table, Mr. Hue was granted 1,000,000 shares of Series A Preferred Stock on April 20, 2017, which he still owns, based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Mr. Hue and his continuous dedication and loyalty to us, including undertaking of the development of the Gripevine technology. The shares of Series A Preferred Stock carry certain rights and preferences, including voting rights consisting of 2.35 votes for each one share of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of common stock on a 1-for-1.18 basis, i.e. one share of Series A Preferred Stock for 1.18 shares of common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of May 10, 2021 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 1,952,689 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of May 10, 2021.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF SHARES BENEFICIALLY OWNED (1)

Richard Hue	Common	823,855	(2)	40.0%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	15,883	(3)	0.8%
	Preferred	-0-		0%

All executive officers and	Common	839,738	(4)	40.5%
directors as a group (2 persons)	Preferred	1,000,000		100%

__________

(1)

Under Rule 13d-3, A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 10, 2021 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 10, 2021 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Includes (a) 20,761 shares held of record by his wife and Office Manager for the Company, and (b)108,976 shares of common stock issuable upon exercise of immediately exercisable stock options, of which 76,470 options are held by him and 32,506 options are held by his wife and Office Manager of the Company. Mr. Hue’s wife and other independent contractors and employees of the Company have been granted stock options in lieu of compensation from time to time.

(3)	Includes 10,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
(4)	Includes 118,976 shares of common stock issuable upon exercise of immediately exercisable stock options.

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

LOANS PAYABLE

Loans payable represents loans to meet the working capital requirements of the Company. These loans are interest free, unsecured and are repayable on demand. These loans payable as at February 28, 2021 and February 29, 2020 are $3,143,792 and $2,550,646, respectively.

As of February 28, 2021, the Company owed $197,075 under a loan agreement dated October 5, 2020. The loan was due November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company.

DUE TO RELATED PARTIES

At February 28, 2021 and February 29, 2020, balances due to the President of the Company and spouse of the President were $945,220 and $725,547, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due were incurred mainly in connection with the services provided for the development of an online complaint resolution platform.

During the years ended February 28, 2021, the Company incurred research and development fees of $180,000 and $37,429, to the President and Chief Operating Officer of the Company, respectively. During the prior fiscal year, the amounts incurred were $181,032 and $38,108, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2021	2020
Audit fees	$20,435	$16,180
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	December 1, 2020 loan agreement for $23,649

10.3	December 1, 2020 loan agreement for $94,596

21	List of Subsidiaries incorporated herewith as filed as an Exhibit to the Annual Report on Form 10-K on June 14, 2017.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

flooidCX Corp.

Date: June 16, 2021	By:	/s/ Richard Hue
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

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief	June 16, 2021
Richard Hue	Financial Officer

/s/ Mark Vange	Director	June 16, 2021
Mark Vange

