Form 10-Q
period 2021-05-31
flooidCX Corp.
filed 2021-07-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2021

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

As of July 15, 2021, there were 1,952,657 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021 and 2020

(Expressed in US dollars)

(unaudited)

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2021 $	February 28, 2021 $
	(unaudited)

ASSETS

Cash	6,055	1,251
Accounts receivable	–	7,380
Prepaid expenses and deposits	17,468	7,741

Total Current Assets	23,523	16,372

Property and equipment (Note 3)	15,003	15,412

Total Assets	38,526	31,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	304,081	282,760
Loans payable (Note 4)	3,318,625	3,143,792
Due to related party (Note 5)	1,134,502	945,220

Total Liabilities	4,757,208	4,371,772

Commitments (Note 8)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 1,952,657 and 1,976,218 shares issued and outstanding, respectively	1,953	1,976

Common stock issuable (Note 6)	29,852	19,497

Additional paid-in capital	51,818,322	51,728,412

Accumulated other comprehensive income (loss)	(124,048)	74,510

Deficit	(56,445,761)	(56,165,383)

Total Stockholders’ Deficit	(4,718,682)	(4,339,988)

Total Liabilities and Stockholders’ Deficit	38,526	31,784

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2021 $	Three Months Ended May 31, 2020 $

Revenue	10,322	43,250

Expenses

General and administrative (Note 5)	127,168	170,955
Research and development (Note 5)	161,926	364,955

Total expenses	289,094	535,910

Loss before other expense	(278,772)	(492,660)

Other expense

Financing costs (Note 5)	(1,606)	–

Net loss for the period	(280,378)	(492,660)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(198,558)	85,043

Comprehensive loss for the period	(478,936)	(407,617)

Net loss per share, basic and diluted	(0.14)	(0.26)

Weighted average number of shares outstanding	1,970,840	1,919,795

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income (Loss) $	Deficit $	Deficit $

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)

Shares returned and cancelled	–	–	(23,561)	(23)	–	23	–	–	–

Fair value of shares to be issued for services	–	–	–	–	10,355	–	–	–	10,355

Fair value of stock options vested	–	–	–	–	–	89,887	–	–	89,887

Foreign exchange translation loss	–	–	–	–	–	–	(198,558)	–	(198,668)

Net loss for the period	–	–	–	–	–	–	–	(280,378)	(280,378)

Balance, May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)

Balance, February 29, 2020	1,000,000	1,000	1,919,795	1,919	9,308	51,034,197	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	–	–	–	9,067	–	–	–	9,067

Fair value of stock options vested	–	–	–	–	–	276,192	–	–	276,192

Foreign exchange translation gain	–	–	–	–	–	–	85,043	–	85,043

Net loss for the period	–	–	–	–	–	–	–	(492,660)	(492,660)

Balance, May 31, 2020	1,000,000	1,000	1,919,795	1,919	18,375	51,310,389	371,031	(55,183,013)	(3,480,299)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2021 $	Three Months Ended May 31, 2020 $

Operating Activities

Net loss for the period	(280,378)	(492,660)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,162	1,420
Financing costs	1,606	–
Shares issued/issuable for services	10,355	9,067
Stock-based compensation	89,887	276,192

Changes in operating assets and liabilities:
Accounts receivable	7,380	–
Accrued receivable	–	16,875
Prepaid expenses and deposits	(9,727)	3,300
Accounts payable and accrued liabilities	19,715	56,425
Due to related parties	54,297	24,187

Net Cash Used in Operating Activities	(105,703)	(105,194)

Financing Activities

Proceeds from loans payable	14,373	72,175
Repayment of loans payable	–	(12,863)
Proceeds from related party loans	85,070	–

Net Cash Provided by Financing Activities	99,443	59,312

Effect of Foreign Exchange Rate Changes on Cash	11,064	19,985

Change in Cash	4,804	(25,897)

Cash, Beginning of Period	1,251	32,025

Cash, End of Period	6,055	6,128

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature of Operations and Continuance of Business

flooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at May 31, 2021, the Company has a working capital deficit of $4,733,685 and an accumulated deficit of $56,445,761 since inception. As at May 31, 2021, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the three months ended May 31, 2021, the Company used $105,703 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

2.	Significant Accounting Policies (continued)

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

3.	Property and Equipment

	May 31, 2021 $	February 28, 2021 $

Computer equipment	42,594	40,532
Furniture and equipment	41,805	39,782

Total	84,399	80,314
Less: accumulated depreciation	(69,396)	(64,902)

Net carrying value	15,003	15,412

4.	Loans Payable

	(a)	As at May 31, 2021, the Company owed $2,263,495 (February 28, 2021 – $2,235,893) which is non-interest bearing, unsecured, and due on demand.

	(b)	As at May 31, 2021, the Company owed $480,238 (February 28, 2021 – $442,802) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c)

As at May 31, 2021, the Company owed $124,260 (February 28, 2021 - $118,245) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516.

(d)

As at May 31, 2021, the Company owed $207,100 (February 28, 2021 - $197,075) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties.

	(e)	As at May 31, 2021, the Company owed $99,408 (February 28, 2021 - $94,596) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2021, the Company owed $24,852 (February 28, 2021 - $23,649) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and has a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

4.	Loans Payable (continued)

(g)

As at May 31, 2021, the Company owed $33,136 (February 28, 2021 - $31,532) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

(h)

As at May 31, 2021, the Company owed $53,000 (February 28, 2021 - $nil) under a loan agreement dated March 2, 2021 which is unsecured, bears interest at 5% per annum, and has a maturity date of September 2, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

(i)

On March 15, 2021, the Company entered into a loan agreement for Cdn$100,000 to be received as funds are needed, which is unsecured, bears interest at 5% per annum, and has a maturity date of six months from date each amount is received. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. As at May 31, 2021, a total amount of $33,136 (Cdn$40,000) has been received under this agreement with various maturity dates.

5.	Related Party Transactions

(a) As at May 31, 2021, the Company owed $1,032,825 (February 28, 2021 – $930,020) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)

As at May 31, 2021, the Company owed $101,677 (February 28, 2021 - $15,200) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The new interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c)

As at May 31, 2021, the Company owed $29,453 (February 28, 2021 - $28,028) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the three months ended May 31, 2021, the Company incurred $10,081 (2020 – $8,933) in research and development fees to the COO of the Company.

(d) During the three months ended May 31, 2021, the Company incurred $48,390 (2020 – $42,876) in research and development fees to the President of the Company.

(e)

During the three months ended May 31, 2021, the Company incurred $6,048 (2020 - $5,360) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(f)

During the three months ended May 31, 2021, the Company recognized stock-based compensation of $71,326 (2020 - $220,342) to the President, COO of the Company, and directors of the Company. The Company also recognized stock-based compensation of $18,561 (2020 - $55,850) in general and administrative to the spouse of the President of the Company.

6.	Common Stock

(a)

On May 31, 2021, the Company authorized the issuance of 19,910 shares of common stock with a fair value of $10,355 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2021, these shares remain to be issued.

(b)

On February 28, 2021, the Company authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2021, these shares remain to be issued.

(c)

On November 30, 2020, the Company authorized the issuance of 11,343 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2021, these shares remain to be issued.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

7.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2021	283,368	17.00	–

Granted	17,647	17.00

Balance, May 31, 2020	301,015	17.00	–

Additional information regarding stock options outstanding as at May 31, 2021 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

17.00	301,015	3.9	17.00	301,015	17.00

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three months ended May 31, 2021	Three months ended May 31, 2020

Risk-free interest rate	0.79%	0.30%
Expected life (in years)	5	5
Expected volatility	277%	268%

The fair value of stock options recognized during the three months ended May 31, 2021 was $89,887 (2020 - $276,192), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the three months ended May 31, 2021 was $0.52 (2020 – $17.00) per option.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

8.	Commitments

(a)

On October 7, 2019, the Company entered into an agreement with a company who is to provide general financial advisory and investment banking services to the Company. The Company was to pay this company $5,000 per month for a period of six months. In addition, The Company was to issue 29,412 shares of common of stock upon execution of the agreement (issued) and 29,412 shares of common stock upon an uplisting of the Company’s common stock to a national exchange. For any financing, the Company would pay this company a commission of 8% of financing raised, a cash fee for unallocated expenses of 1% of the amount of financing raised, and issue agent’s warrants equal to 8% of the number of shares of common stock underlying the securities issued in the financing.

On November 20, 2020, the Company entered into a settlement and release agreement with the consultant. All outstanding fees owing to the consultant were waived and the consultant was to return 23,561 shares of common stock. During the three months ended May 31, 2021, these shares were returned and cancelled.

(b)

On December 1, 2019, the Company entered into a one-year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 17,647 stock options exercisable at $17.00 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter. As at May 31, 2021, the agreement has not been terminated and so is deemed to have renewed for a further one year period

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

9.	Revenue

During the three months ended May 31, 2021 and 2020, the Company recognized revenue from website consulting and maintenance services transferred over time.

During the three months ended May 31, 2021 and 2020, 100% of the revenue recognized was from one customer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2021. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

flooidCX Corp., formerly known as Gripevine, Inc. (the “Company”), was incorporated under the name Baixo Relocation Services, Inc. in the state of Nevada on January 7, 2014.

Effective February 28, 2017, we entered into a share exchange agreement (the “MBE Exchange Agreement”) with MBE Holdings Inc., a private corporation organized under the laws of Delaware (“MBE”) and the shareholders of MBE (the “MBE Shareholders”), pursuant to which MBE Exchange Agreement we acquired all the technology and assets and assumed all liabilities of MBE, and MBE became our wholly-owned subsidiary. In accordance with the terms and provisions of the MBE Exchange Agreement, an aggregate of 5,248,626 (pre-reverse split) shares of our restricted common stock were issued to the MBE Shareholders in exchange for 157,458,778 of the total issued and outstanding shares of MBE.

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

On May 17, 2019, we entered into a Share Exchange Agreement (the “R1 Exchange Agreement”) with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 (pre-reverse split) restricted shares of our common stock (the “Acquisition”). R1 has developed a comprehensive customer care and feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded in August 2012 by Richard Hue, the CEO and a director of our Company. The Acquisition was approved by the independent members of the board of directors of the Company. Since the majority shareholders of the Company and R1 are the same, this did not result in the change in control at the ultimate parent or the controlling shareholder level, and was accounted for as a common control transaction.

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

We offer unified communications and collaboration online CRM solutions - GripeVine and Resolution1. GripeVine is a consumer-to-business platform that helps build a customer feedback-minded community, focused on transparency, mutual respect and open communications among like-minded customers and businesses – all working together – to facilitate positive outcomes. It allows for private messaging between customers and businesses for positive resolutions, so that businesses are not forced to communicate via the comments section. Resolution1 functions as a cloud-based customer care and feedback workflow management platform, where businesses can manage the entire logistics of customer care, feedback or inquiries throughout their entire organizations. Businesses can respond quickly and accurately to customers, while keeping track of every customer interaction. The platform is designed to grow and scale, so that businesses of all sizes, from small to medium-size enterprises (SMEs) to large enterprises, can use this cloud-based customer care and feedback management system

Results of Operations

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month period ended May 31, 2021, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2021 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2021.

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

Three-Month Period Ended May 31, 2021 Compared to Three-Month Period Ended May 31, 2020

Revenue. We generated revenues of $10,322 for the quarter ended May 31, 2021, as compared to $43,250 for the comparable period in 2020.

Operating expenses: During the quarter ended May 31, 2021, we incurred operating expenses in the amount of $289,094 compared to operating expenses incurred during quarter ended May 31, 2020 of $535,910 (a decrease of $246,816). Operating expenses include: (i) general and administrative of $127,168 (2020: $170,955); and (ii) research and development of $161,926 (2020: $364,955). General and administrative expenses decreased by $43,787, mainly reflecting a decrease in stock-based compensation for administrative staff. Research and development expenses decreased by $203,029, due to a reduction in external consultants and decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $280,378 or $0.14 per share for three months ended May 31, 2021 compared to a net loss of $492,660 or $0.26 per share for the three months ended May 31, 2020.

Liquidity and Capital Resources

As at May 31, 2021, our current assets were $23,523 and our current liabilities were $4,757,208, which resulted in a working capital deficit of $4,733,685. As of the fiscal year ended May 31, 2021, current assets were comprised of: (i) $6,055 in cash; and (ii) $17,468 in prepaid expenses and deposits. As at May 31, 2021, current liabilities were comprised of: (i) $304,081 in accounts payable and accrued liabilities; (ii) $3,318,625 in loans payable; and (iii) $1,134,502 due to related parties.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended May 31, 2021, net cash flows used in operating activities was $105,703 compared to $105,194 for the three months ended May 31, 2020.

Cash Flows from Investing Activities

We did not use any cash in investing activities during the three months ended May 31, 2021 and 2020.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three month ended May 31, 2021 was $99,443, which consisted of proceeds from loans payable and related party loans. During the three months ended May 31, 2020, cash flows provided by financing activities was $59,312, which consisted of $72,175 in proceeds from loans, offset by repayment of loans payable in the amount of $12,863.

Material Commitments

The balances due to related parties and shareholder ($2,743,733) are interest free, unsecured, and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform. A loan in the amount of $207,100 was due November 30, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. Loans in the amounts of $124,260 and $24,852 are unsecured and bear interest at 5% per annum, and were due November 25, 2020 and June 1, 2021, respectively. The Company also obtained a government-backed loan to assist businesses during the COVID-19 pandemic in the amount of $33,136. This loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. It may be repaid at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

The Company borrowed $53,000 on March 2, 2021. This loan is unsecured, bears interest at 5% per annum and has a maturity date of September 2, 2021. On March 15, 2021, the Company entered into a loan agreement for Cdn$100,000 to be received as funds are needed. This loan is unsecured, bears interest at 5% per annum, and has a maturity date of six months from the date of drawdown of the loan. As of May 31, 2021, a total of $33,136 (Cdn$40,000) had been drawn down.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended May 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at May 31, 2021, we had a working capital deficit of $4,733,685 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended May 31, 2021 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2021, we authorized the issuance of 19,910 shares of common stock with a fair value of $10,355 to the Chief Operating Officer of the Company for past services. These shares have not yet been issued.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended May 31, 2021 that were not otherwise disclosed in a Current Report on Form 8-K.

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	March 2, 2021 loan agreement for $53,000

10.3	March 15, 2021 loan agreement for Cdn$100,000

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

_______________

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

flooidCX Corp.

July 15, 2021	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

