Form 10-Q
period 2021-08-31
flooidCX Corp.
filed 2021-10-21
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2021

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

As of October 20, 2021, there were 1,952,657 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2021 and 2020

(Expressed in US dollars)

(unaudited)

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2021 $	February 28, 2021 $
	(unaudited)

ASSETS

Cash	694	1,251
Accounts receivable	-	7,380
Prepaid expenses and deposits	13,616	7,741

Total Current Assets	14,310	16,372

Property and equipment (Note 3)	13,321	15,412

Total Assets	27,631	31,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities (Note 5)	293,986	282,760
Loans payable (Note 4)	3,227,112	3,143,792
Due to related parties (Note 5)	1,160,169	945,220

Total Liabilities	4,681,267	4,371,772

Commitments (Note 8)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 1,952,657 and 1,976,218 shares issued and outstanding, respectively	1,953	1,976

Common stock issuable (Note 5)	39,760	19,497

Additional paid-in capital	51,824,040	51,728,412

Accumulated other comprehensive income	57,018	74,510

Deficit	(56,577,407)	(56,165,383)

Total Stockholders’ Deficit	(4,653,636)	(4,339,988)

Total Liabilities and Stockholders’ Deficit	27,631	31,784

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31, 2021 $	Three Months Ended August 31, 2020 $	Six Months Ended August 31, 2021 $	Six Months Ended August 31, 2020 $

Revenue	2,351	11,250	12,673	54,500

Expenses

General and administrative (Note 5)	33,863	168,591	161,031	339,546
Research and development (Note 5)	97,960	228,771	259,886	593,726

Total expenses	131,823	397,362	420,917	933,272

Loss before other expense	(129,472)	(386,112)	(408,244)	(878,722)

Other expenses

Financing costs (Note 5)	(2,174)	-	(3,780)	-

Net loss for the period	(131,646)	(386,112)	(412,024)	(878,772)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	181,066	(196,358)	(17,492)	(111,315)

Comprehensive income (loss) for the period	49,420	(582,470)	(429,516)	(990,087)

Net loss per share, basic and diluted	(0.07)	(0.20)	(0.21)	(0.46)

Weighted average number of shares outstanding	1,952,657	1,933,640	1,961,748	1,928,226

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)

Shares returned and cancelled	-	-	(23,561)	(23)	-	23	-	-	-

Fair value of shares to be issued for services	-	-	-	-	10,355	-	-	-	10,355

Fair value of stock options granted	-	-	-	-	-	89,887	-	-	89,887

Foreign exchange translation loss	-	-	-	-	-	-	(198,558)	-	(198,558)

Net loss for the period	-	-	-	-	-	-	-	(280,378)	(280,378)

Balance, May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)

Fair value of shares to be issued for services	-	-	-	-	9,908	-	-	-	9,908

Fair value of stock options granted	-	-	-	-	-	5,718	-	-	5,718

Foreign exchange translation gain	-	-	-	-	-	-	181,066	-	181,066

Net loss for the period	-	-	-	-	-	-	-	(131,646)	(131,646)

Balance, August 31, 2021	1,000,000	1,000	1,952,657	1,953	39,760	51,824,040	57,018	(56,577,407)	(4,653,636)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	1,919,795	1,919	9,308	51,034,197	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	-	-	-	-	9,067	-	-	-	9,067

Fair value of stock options granted	-	-	-	-	-	276,192	-	-	276,192

Foreign exchange translation gain	-	-	-	-	-	-	85,043	-	85,043

Net loss for the period	-	-	-	-	-	-	-	(492,660)	(492,660)

Balance, May 31, 2020	1,000,000	1,000	1,919,795	1,919	18,375	51,310,389	371,031	(55,183,013)	(3,480,299)

Fair value of shares to be issued for services	-	-	-	-	9,584	-	-	-	9,584

Fair value of shares issued for services	-	-	15,458	15	(18,375)	18,360	-	-	-

Fair value of shares issued as financing cost	-	-	-	-	-	24,500	-	-	24,500

Fair value of stock options granted	-	-	-	-	-	118,115	-	-	118,115

Foreign exchange translation loss	-	-	-	-	-	-	(196,358)	-	(196,358)

Net loss for the period	-	-	-	-	-	-	-	(386,112)	(386,112)

Balance, August 31, 2020	1,000,000	1,000	1,935,253	1,934	9,584	51,471,364	174,673	(55,569,125)	(3,910,570)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended August 31, 2021 $	Six Months Ended August 31, 2020 $

Operating Activities

Net loss for the period	(412,024)	(878,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,209	2,774
Financing costs	3,780	-
Shares issued/issuable for services	20,263	43,151
Stock-based compensation	95,605	394,307

Changes in operating assets and liabilities:
Accounts receivable	7,380	-
Accrued receivable	-	16,875
Prepaid expenses and deposits	(5,875)	721
Accounts payable and accrued liabilities	7,446	109,188
Due to related parties	108,832	103,219

Net Cash Used in Operating Activities	(172,384)	(208,537)

Investing Activities

Purchase of property and equipment	-	(907)

Net Cash Used in Investing Activities	-	(907)

Financing Activities

Proceeds from loans payable	51,114	219,580
Repayment of loans payable	-	(27,721)
Proceeds from related party loans	102,967	-

Net Cash Provided by Financing Activities	154,081	191,859

Effect of Foreign Exchange Rate Changes on Cash	17,746	(10,330)

Change in Cash	(557)	(27,915)

Cash, Beginning of Period	1,251	32,025

Cash, End of Period	694	4,110

Non-cash Investing and Financing Activities:
Shares issued to settle financing cost payable	-	24,500

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2021

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at August 31, 2021, the Company has a working capital deficit of $4,666,957 and an accumulated deficit of $56,577,407 since inception. As at August 31, 2021, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the six months ended August 31, 2021, the Company used $172,384 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc.	Wholly owned subsidiary
Resolution 1, Inc.	Wholly owned subsidiary

All inter-company balances and transactions have been eliminated.

(b)	Interim Financial Statements

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

Six Months Ended August 31, 2021

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

3.	Property and Equipment

	August 31, 2021 $	February 28, 2021 $

Computer equipment	40,753	40,532
Furniture and equipment	40,000	39,782

Total	80,753	80,314
Less: accumulated depreciation	(67,432)	(64,902)

Net carrying value	13,321	15,412

4.	Loans Payable

(a)	As at August 31, 2021, the Company owed $2,270,678 (February 28, 2021 – $2,235,893) which is non-interest bearing, unsecured, and due on demand.

(b)	As at August 31, 2021, the Company owed $472,958 (February 28, 2021 – $442,802) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c)

As at August 31, 2021, the Company owed $118,890 (February 28, 2021 - $118,245) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516.

(d)

As at August 31, 2021, the Company owed $198,150 (February 28, 2021 - $197,075) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties.

(e)	As at August 31, 2021, the Company owed $95,102 (February 28, 2021 - $94,596) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2021, the Company owed $23,778 (February 28, 2021 - $23,649) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

(g)

As at August 31, 2021, the Company owed $47,556 (February 28, 2021 - $31,532) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

5.	Related Party Transactions

	(a)	As at August 31, 2021, the Company owed $1,042,317 (February 28, 2021 – $930,020) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)

As at August 31, 2021, the Company owed $117,852 (February 28, 2021 - $15,200) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. Interest is accrued until final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c)

As at August 31, 2021, the Company owed $28,180 (February 28, 2021 - $28,028) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the six months ended August 31, 2021, the Company incurred $20,525 (2020 – $19,414) in research and development fees to the COO of the Company.

	(d)	During the six months ended August 31, 2021, the Company incurred $96,588 (2020 – $87,540) in research and development fees to the President of the Company.

(e)

During the six months ended August 31, 2021, the Company incurred $12,074 (2020 - $11,692) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(f)

During the six months ended August 31, 2021, the Company recognized stock-based compensation of $77,345 (2020 - $333661) to the President, COO of the Company, and directors of the Company. The Company also recognized stock-based compensation of $18,561 (2020 - $74,619) in general and administrative to the spouse of the President of the Company.

6.	Common Stock

(a)

On August 31, 2021, the Company authorized the issuance of 30,391 shares of common stock with a fair value of $9,908 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2021, these shares remain to be issued

(b)

On May 31, 2021, the Company authorized the issuance of 19,910 shares of common stock with a fair value of $10,355 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2021, these shares remain to be issued.

(c)

On February 28, 2021, the Company authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2021, these shares remain to be issued.

(d)

On November 30, 2020, the Company authorized the issuance of 11,343 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at August 31, 2021, these shares remain to be issued.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

7.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2021	301,015	17.00	-

Granted	17,647	17.00

Balance, August 31, 2021	318,662	17.00	-

Additional information regarding stock options outstanding as at August 31, 2021 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

17.00	318,662	3.7	17.00	318,662	17.00

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Six months ended August 31, 2021	Six months ended August 31, 2020

Risk-free interest rate	0.78%	0.23%
Expected life (in years)	5	5
Expected volatility	286%	284%

The fair value of stock options recognized during the six months ended August 31, 2021 was $95,605 (2020 - $394,307), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the six months ended August 31, 2021 was $0.52 (2020 – $17.00) per option.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31, 2021

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

On November 20, 2020, the Company entered into a settlement and release agreement with the consultant. All outstanding fees owing to the consultant were waived and the consultant was to return 23,561 shares of common stock. During the six months ended August 31, 2021, these shares were returned and cancelled.

(b)

On December 1, 2019, the Company entered into a one-year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 17,647 stock options exercisable at $17.00 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter. As at August 31, 2021, the agreement has not been terminated and so is deemed to have renewed for a further one year period.

9.	Revenue

During the six months ended August 31, 2021 and 2020, the Company recognized revenue from website consulting and maintenance services transferred over time.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-and six-month periods ended August 31, 2021, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2021 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2021.

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

Three-Month Period Ended August 31, 2021 Compared to Three-Month Period Ended August 31, 2020

Revenue. We generated revenues of $2,351 for the three months ended August 31, 2021, as compared to $11,250 for the comparable period in 2020.

Operating expenses: During the quarter ended August 31, 2021, we incurred operating expenses in the amount of $131,823 compared to operating expenses incurred during quarter ended August 31, 2020 of $397,362 (a decrease of $265,539). Operating expenses include: (i) general and administrative of $33,863 (2020: $168,591); and (ii) research and development of $97,960 (2020: $228,771). General and administrative expenses decreased by $134,728, due primarily to a decrease in stock-based compensation for administrative staff. Research and development expenses decreased by $130,811, due to a reduction in external consultants and decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $131,646 or $0.07 per share for three months ended August 31, 2021 compared to a net loss of $386,112 or $0.20 per share for the three months ended August 31, 2020.

Six-Month Period Ended August 31, 2021 Compared to Six-Month Period Ended August 31, 2020

Revenue. We generated revenues of $12,673 for the six months ended August 31, 2021, as compared to $54,500 for the comparable period in 2020.

Operating expenses: During the six months ended August 31, 2021, we incurred operating expenses in the amount of $420,917 compared to operating expenses incurred during six months ended August 31, 2020 of $933,272 (a decrease of $512,355). Operating expenses include: (i) general and administrative of $161,031 (2020: $339,546); and (ii) research and development of $259,886 (2020: $593,726). General and administrative expenses decreased by $178,515, due primarily to a decrease in stock-based compensation for administrative staff. Research and development expenses decreased by $333,840, due to a reduction in external consultants and decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $412,024 or $0.21 per share for six months ended August 31, 2021 compared to a net loss of $878,772 or $0.46 per share for the six months ended August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021

As at August 31, 2021, our current assets were $14,310 and our current liabilities were $4,681,267, which resulted in a working capital deficit of $4,666,957 (February 28, 2021 - $4,355,400)..

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended August 31, 2021, net cash flows used in operating activities was $172,384 compared to $208,537 for the six months ended August 31, 2020.

Cash Flows from Investing Activities

We did not use any cash in investing activities during the six months ended August 31, 2021 (2020: $907).

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the six month ended August 31, 2021 was $154,081, which consisted of proceeds from loans from a third party and a related party. During the six months ended August 31, 2020, cash flows provided by financing activities was $191,859, which consisted of $219,580 in proceeds from loans, offset by repayment of loans payable in the amount of $27,721.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended August 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2021, we had a working capital deficit of $4,666,957 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the six months ended August 31, 2021 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2021, we authorized the issuance of 30,991 shares of common stock with a fair value of $9,908 to the Chief Operating Officer of the Company for past services. These shares have not yet been issued.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended August 31, 2021 that were not otherwise disclosed in a Current Report on Form 8-K.

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	March 2, 2021 loan agreement for $53,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

10.3	March 15, 2021 loan agreement for Cdn$100,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

flooidCX Corp.

October 20, 2021	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

