Form 10-Q
period 2021-11-30
flooidCX Corp.
filed 2022-01-18
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2021

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1282A Cornwall RoadOakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

(855) 535-6643

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of January 14, 2022, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Nine Months Ended November 30, 2021 and 2020

(Expressed in US dollars)

(unaudited)

4

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2021 $	February 28, 2021 $
	(unaudited)

ASSETS

Cash	7,059	1,251
Accounts receivable	-	7,380
Prepaid expenses and deposits	10,009	7,741

Total Current Assets	17,068	16,372

Property and equipment (Note 3)	12,987	15,412

Total Assets	30,055	31,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	283,814	282,760
Loans payable (Note 4)	3,332,249	3,143,792
Due to related parties (Note 5)	1,121,527	945,220

Total Liabilities	4,737,590	4,371,772

Commitments (Note 8)

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 300,000,000 shares authorized, $0.001 par value 2,020,871 and 1,976,218 shares issued and outstanding, respectively	2,021	1,976
Common stock issuable (Note 5)	9,772	19,497
Additional paid-in capital	51,874,206	51,728,412
Accumulated other comprehensive income	115,162	74,510
Deficit	(56,709,696)	(56,165,383)
Total Stockholders’ Deficit	(4,707,535)	(4,339,988)
Total Liabilities and Stockholders’ Deficit	30,055	31,784

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended November 30, 2021 $	Three Months Ended November 30, 2020 $	Nine Months Ended November 30, 2021 $	Nine Months Ended November 30, 2020 $

Revenue	41,280	12,409	53,953	66,909

Expenses

General and administrative (Note 5)	83,482	24,954	244,513	335,322
Research and development (Note 5)	86,233	185,678	346,119	779,404

Total expenses	169,715	210,632	590,632	1,114,726
Loss before other expenses	(128,435)	(198,223)	(536,679)	(1,047,817)
Other expenses
Financing costs	(3,854)	(29,484)	(7,634)	(58,662)
Loss on settlement of debt	-	(21,516)	-	(21,516)
Net loss for the period	(132,289)	(249,223)	(544,313)	(1,127,995)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	58,144	(18,956)	40,652	(130,271)
Comprehensive loss for the period	(74,145)	(268,179)	(503,661)	(1,258,266)
Net loss per share, basic and diluted	(0.07)	(0.10)	(0.28)	(0.58)
Weighted average number of shares outstanding	1,961,587	1,961,997	1,958,740	1,938,194

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)
Shares returned and cancelled	-	-	(23,561)	(23)	-	23	-	-	-
Fair value of shares to be issued for services	-	-	-	-	10,355	-	-	-	10,355
Fair value of stock options granted	-	-	-	-	-	89,887	-	-	89,887
Foreign exchange translation loss	-	-	-	-	-	-	(198,558)	-	(198,558)
Net loss for the period	-	-	-	-	-	-	-	(280,378)	(280,378)
Balance, May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)
Fair value of shares to be issued for services	-	-	-	-	9,908	-	-	-	9,908
Fair value of stock options granted	-	-	-	-	-	5,718	-	-	5,718
Foreign exchange translation gain	-	-	-	-	-	-	181,066	-	181,066
Net loss for the period	-	-	-	-	-	-	-	(131,646)	(131,646)
Balance, August 31, 2021	1,000,000	1,000	1,952,657	1,953	39,760	51,824,040	57,018	(56,577,407)	(4,653,636)
Fair value of shares to be issued for services	-	-	-	-	9,772	-	-	-	9,772
Shares issued for services	-	-	68,214	68	(39,760)	39,692	-	-	-
Fair value of stock options granted	-	-	-	-	-	10,474	-	-	10,474
Foreign exchange translation gain	-	-	-	-	-	-	58,144	-	58,144
Net loss for the period	-	-	-	-	-	-	-	(132,289)	(132,289)
Balance, November 30, 2021	1,000,000	1,000	2,020,871	2,021	9,772	51,874,206	115,162	(56,709,696)	(4,707,535)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	1,919,795	1,919	9,308	51,034,197	285,988	(54,690,353)	(3,357,941)
Fair value of shares to be issued for services	-	-	-	-	9,067	-	-	-	9,067
Fair value of stock options granted	-	-	-	-	-	276,192	-	-	276,192
Foreign exchange translation gain	-	-	-	-	-	-	85,043	-	85,043
Net loss for the period								(492,660)	(492,660)
Balance, May 31, 2020	1,000,000	1,000	1,919,795	1,919	18,375	51,310,389	371,031	(55,183,013)	(3,480,299)
Fair value of shares issued for services	-	-	15,458	15	(18,375)	18,360	-	-	-
Fair value of shares to be issued for services	-	-	-	-	9,584	-	-	-	9,584
Fair value of shares issued as financing cost	-	-	-	-	-	24,500	-	-	24,500
Fair value of stock options granted	-	-	-	-	-	118,115	-	-	118,115
Foreign exchange translation loss	-	-	-	-	-	-	(196,358)	-	(196,358)
Net loss for the period	-	-	-	-	-	-	-	(386,112)	(386,112)
Balance, August 31, 2020	1,000,000	1,000	1,935,253	1,934	9,584	51,471,364	174,673	(55,569,125)	(3,910,570)
Fair value of shares issued for services	-	-	-	-	9,641	-	-	-	9,641
Fair value of shares to be issued for services	-	-	5,666	6	(9,584)	9,578	-	-	-
Fair value of shares issued as financing cost	-	-	17,647	18	-	25,482	-	-	25,500
Fair value of shares issued to settle debt	-	-	17,647	17	-	25,483	-	-	25,500
Fair value of stock options granted	-	-	-	-	-	83,077	-	-	83,077
Foreign exchange translation loss	-	-	-	-	-	-	(18,956)	-	(18,956)
Net loss for the period	-	-	-	-	-	-	-	(249,223)	(249,223)
Balance, November 30, 2020	1,000,000	1,000	1,975,213	1,975	9,641	51,614,984	155,717	(55,818,348)	(4,035,031)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended November 30, 2021 $	Nine Months Ended November 30, 2020 $

Operating Activities

Net loss for the period	(544,313)	(1,127,995)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,172	4,077
Financing costs	7,634	54,678
Loss on settlement of debt	-	21,516
Stock-based compensation	136,114	500,998
Changes in operating assets and liabilities:
Accounts receivable	7,380	13,125
Prepaid expenses and deposits	(2,268)	3,647
Accounts payable and accrued liabilities	(6,580)	49,024
Due to related parties	84,201	137,863

Net Cash Used in Operating Activities	(314,660)	(343,067)
Investing Activities
Purchase of property and equipment	(816)	(1,420)
Net Cash Used in Investing Activities	(816)	(1,420)
Financing Activities
Proceeds from loans payable	202,607	370,339
Repayment of loans payable	-	(28,090)
Proceeds from related party loans	102,967	-
Net Cash Provided by Financing Activities	305,574	342,249

Effect of Foreign Exchange Rate Changes on Cash	15,710	(24,844)

Change in Cash	5,808	(27,082)

Cash, Beginning of Period	1,251	32,025

Cash, End of Period	7,059	4,943

Non-cash Investing and Financing Activities:
Shares issued to settle financing cost payable	-	25,500

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2021

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at November 30, 2021, the Company has a working capital deficit of $4,720,522 and an accumulated deficit of $56,709,696 since inception. As at November 30, 2021, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the nine months ended November 30, 2021, the Company used $314,660 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nine Months Ended November 30, 2021

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

3.	Property and Equipment

	November 30, 2021 $	February 28, 2021 $

Computer equipment	40,193	40,532
Furniture and equipment	40,244	39,782

Total	80,437	80,314
Less: accumulated depreciation	(67,450)	(64,902)

Net carrying value	12,987	15,412

4.	Loans Payable

(a)	As at November 30, 2021, the Company owed $2,278,537 (February 28, 2021 – $2,235,893) which is non-interest bearing, unsecured, and due on demand.

(b)	As at November 30, 2021, the Company owed $576,854 (February 28, 2021 – $442,802) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c)

As at November 30, 2021, the Company owed $117,255 (February 28, 2021 - $118,245) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516.

(d)

As at November 30, 2021, the Company owed $195,425 (February 28, 2021 - $197,075) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties.

(e)

As at November 30, 2021, the Company owed $93,824 (February 28, 2021 - $94,596) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2021, the Company owed $23,452 (February 28, 2021 - $23,649) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

4.	Loans Payable (continued)

(g)

As at November 30, 2021, the Company owed $46,902 (February 28, 2021 - $31,532) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2022 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

5.	Related Party Transactions

(a)	As at November 30, 2021, the Company owed $1,004,445 (February 28, 2021 – $930,020) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)

As at November 30, 2021, the Company owed $117,082 (February 28, 2021 - $15,200) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. Interest is accrued until final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c)

As at November 30, 2021, the Company owed $27,792 (February 28, 2021 - $28,028) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the nine months ended November 30, 2021, the Company incurred $30,676 (2020 – $30,069) in research and development fees to the COO of the Company.

(d)	During the nine months ended November 30, 2021, the Company incurred $144,360 (2020 – $133,056) in research and development fees to the President of the Company.

(e)

During the nine months ended November 30, 2021, the Company incurred $18,045 (2020 - $16,927) in administrative fees included in general and administrative to the office manager who is also the spouse of the President of the Company.

(f)

During the nine months ended November 30, 2021, the Company recognized stock-based compensation of $117,826 (2020 - $379,521) to the President, COO of the Company, and directors of the Company. The Company also recognized stock-based compensation of $18,561 (2020 - $93,163) in general and administrative to the spouse of the President of the Company.

6.	Common Stock

(a)

On November 30, 2021, the Company authorized the issuance of 16,342 shares of common stock with a fair value of $9,772 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2021, these shares remain to be issued.

(b)

On August 31, 2021, the Company authorized the issuance of 30,391 shares of common stock with a fair value of $9,908 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2021, these shares have been issued

(c)

On May 31, 2021, the Company authorized the issuance of 19,910 shares of common stock with a fair value of $10,355 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2021, these shares have been issued.

(d)

On February 28, 2021, the Company authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2021, these shares have been issued.

(e)

On November 30, 2020, the Company authorized the issuance of 11,343 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at November 30, 2021, these shares have been issued.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended November 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

7.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2021	283,368	17.00	-
Granted	52,941	17.00
Balance, November 30, 2021	336,309	17.00	-

Additional information regarding stock options outstanding as at November 30, 2021 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

17.00	336,309	3.8	17.00	336,309	17.00

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Nine months ended November 30, 2021	Nine months ended November 30, 2020

Risk-free interest rate	0.90%	0.27%
Expected life (in years)	5	5
Expected volatility	284%	284%

The fair value of stock options recognized during the nine months ended November 30, 2021 was $106,103 (2020 - $477,384), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the nine months ended November 30, 2021 was $0.48 (2020 – $17.00) per option.

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

On November 20, 2020, the Company entered into a settlement and release agreement with the consultant. All outstanding fees owing to the consultant were waived and the consultant was to return 23,561 shares of common stock. During the nine months ended November 30, 2021, these shares were returned and cancelled.

(b)

On December 1, 2019, the Company entered into a one-year agreement with the COO of the Company whereby the Company has agreed to pay the COO annual compensation of Cdn$100,000 and grant 17,647 stock options exercisable at $17.00 per share of common stock at the end of every quarter. The annual compensation is to be paid as follows: Cdn$50,000 payable in cash broken down into monthly payments and Cdn$50,000 payable in equivalent shares of common stock of the Company on the last business day of each quarter. As at November 30, 2021, the agreement has not been terminated and so is deemed to have renewed for a further one year period.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-and nine-month periods ended November 30, 2021, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2021 and notes thereto included in the Form 10-K filed with the SEC on June 16, 2021.

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

Three-Month Period Ended November 30, 2021 Compared to Three-Month Period Ended November 30, 2020

Revenue. We generated revenues of $41,280 for the three months ended November 30, 2021, as compared to $12,409 for the comparable period in 2020.

Operating expenses. During the quarter ended November 30, 2021, we incurred operating expenses in the amount of $169,715 compared to operating expenses incurred during quarter ended November 30, 2020 of $210,632 (a decrease of $40,917). Operating expenses include: (i) general and administrative of $83,482 (2020: $24,954); and (ii) research and development of $86,233 (2020: $185,678). General and administrative expenses increased by $58,528, due primarily to some reclassification of expenses during the quarter ended November 30, 2020 to financial cost. Research and development expenses decreased by $99,445, due to a reduction in external consultants and decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $132,289 or $0.07 per share for three months ended November 30, 2021 compared to a net loss of $249,223 or $0.10 per share for the three months ended November 30, 2020.

Nine-Month Period Ended November 30, 2021 Compared to Nine-Month Period Ended November 30, 2020

Revenue. We generated revenues of $53,953 for the nine months ended November 30, 2021, as compared to $66,909 for the comparable period in 2020.

Operating expenses. During the nine months ended November 30, 2021, we incurred operating expenses in the amount of $590,632 compared to operating expenses incurred during nine months ended November 30, 2020 of $1,114,726 (a decrease of $524,094). Operating expenses include: (i) general and administrative of $244,513 (2020: $335,322); and (ii) research and development of $346,119 (2020: $779,404). General and administrative expenses decreased by $90,809, due primarily to a decrease in stock-based compensation for administrative staff. Research and development expenses decreased by $433,285, due to a reduction in external consultants and decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $544,313 or $0.28 per share for nine months ended November 30, 2021 compared to a net loss of $1,127,995 or $0.58 per share for the nine months ended November 30, 2020.

Liquidity and Capital Resources

As of November 30, 2021

As at November 30, 2021, our current assets were $17,068 and our current liabilities were $4,737,590, which resulted in a working capital deficit of $4,720,522 (February 28, 2021 - $4,355,400).

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended November 30, 2021, net cash flows used in operating activities was $314,660 compared to $343,067 for the nine months ended November 30, 2020.

Cash Flows from Investing Activities

We used $816 of cash in investing activities during the nine months ended November 30, 2021 (2020: $1,420) for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the nine months ended November 30, 2021 was $305,574, which consisted of proceeds from loans from a third party and a related party. During the nine months ended November 30, 2020, cash flows provided by financing activities was $342,249, which consisted of $370,339 in proceeds from loans, offset by repayment of loans payable in the amount of $28,090.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended November 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at November 30, 2021, we had a working capital deficit of $4,720,522 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the nine months ended November 30, 2021 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2021, we authorized the issuance of 16,342 shares of common stock with a fair value of $9,772 to the Chief Operating Officer of the Company for past services. These shares have not yet been issued.

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

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended November 30, 2021 that were not otherwise disclosed in a Current Report on Form 8-K.

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

flooidCX Corp.

January 14, 2022	By:	/s/ Richard Hue
Richard Hue
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

