Form 10-K
period 2022-02-28
flooidCX Corp.
filed 2022-06-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 31, 2021 was $413,376.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,020,871 shares of common stock are outstanding as of June 15, 2022.

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

2019 Name Change

Effective March 18, 2019, we changed our name to flooidCX Corp. pursuant to Certificate of Amendment to our Articles of Incorporation filed with the Nevada Secretary of State, and also changed our trading symbol to “FLCX”. The name of the Company was changed as part of its rebranding, which better reflects its new business direction into the customer care and feedback solutions space – offering easy to adapt customer care and feedback solutions to enterprises of all sizes.

Acquisition of Resolution 1, Inc.

On May 17, 2019, we entered into a Share Exchange Agreement (the “R1 Exchange Agreement”) with the stockholders of Resolution 1, Inc., a Delaware corporation (“R1”), to acquire all of the outstanding shares of R1 in exchange for 10,000,000 pre-reverse stock split restricted shares of our common stock (the “Acquisition”). R1 has developed a comprehensive customer care and feedback management platform, which is delivered as a cloud-based, software as a service solution. R1 was founded in August 2012 by Richard Hue, the CEO and a director of our Company. The Acquisition was approved by the independent members of the board of directors of the Company.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred $536,721 and $1,002,639 during the fiscal years ended February 28, 2022 and 2021, respectively, on research and development for the Company.

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

We have incurred significant operating losses since inception and, as of February 28, 2022, had an accumulated deficit of $57,004,216, a substantial amount of which was incurred due to the value of preferred stock recorded for stock compensation expense. We have generated only limited revenues. Additionally, our costs may continue to exceed revenues each year as we continue to expend substantial financial resources on: (i) sales and marketing; (ii) our technology infrastructure; (iii) product and feature development; (iv) domestic and international expansion efforts; (iv) strategic opportunities, including commercial relationships and acquisitions; and (v) general administration, including legal and accounting expenses related to being a public company.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers and directors and insiders own approximately 39.2% of the total issued and outstanding shares of our common stock and 100% of the shares of Series A preferred stock, and will be able to influence control of us or decisions made by our management.

As of June 15, 2022, our officers, directors and insiders owned approximately 39.2% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series A preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 15, 2022, we have 2,020,871 shares of common stock issued and outstanding of which 1,328,284 shares are restricted and 692,587 shares are free-trading.

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

ITEM 2. PROPERTIES.

There is currently one lease regarding principal office space, 1282A Cornwall Road. The lease agreement ended by its term in 2020. Beginning January 1, 2021, the Company entered into a month-to-month lease arrangement at a cost of $4,740 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of June 15, 2022, there are 2,020,871 outstanding shares of our common stock of which approximately 1,328,284 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year.

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

2021 - 2022 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2021 – 2/28/2022)	$0.60	$0.08
Third Quarter (9/1/2021 – 11/30/2021)	$0.60	$0.33
Second Quarter (6/1/2021 – 8/31/2021)	$0.61	$0.33
First Quarter (3/1/2021 – 5/31/2021)	$1.50	$0.52

2020 - 2021 Fiscal Year	High Bid	Low Bid
Fourth Quarter (12/1/2020 – 2/28/2021)	$2.29	$0.48
Third Quarter (9/1/2020 – 11/30/2020)	$1.69	$0.42
Second Quarter (6/1/2020 – 8/31/2020)	$6.29	$1.19
First Quarter (3/1/2020 – 5/31/2020)	$4.25	$0.85

As of June 15, 2022, an aggregate of 2,020,871 shares of common stock were issued and outstanding and were owned by approximately 99 holders of record based on information provided by our transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of the most recently completed fiscal year, the following were authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	353,956	$17.00	234,279
Equity compensation plans not approved by security holders	0	$--	0
Total	353,956		234,279

RECENT SALES OF UNREGISTERED SECURITIES

During last quarter of the fiscal year ended February 28, 2022, we authorized the issuance of 109,380 shares of common stock with a fair value of $9,844 to the COO of the Company for past services.

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

Fiscal Year Ended February 28, 2022 Compared to Fiscal Year Ended February 28, 2021

Revenue. We generated revenues of $53,710 for the fiscal year ended February 28, 2022, as compared to $79,520 for the fiscal year ended February 28, 2021.

Operating expenses: During fiscal year ended February 28, 2022, we incurred operating expenses in the amount of $880,991 compared to operating expenses incurred during fiscal year ended February 28, 2021 of $1,466,666, a decrease of $585,675. Operating expenses include: (i) general and administrative of $344,270 (2021: $464,027); and (ii) research and development of $536,721 (2021: $1,002,639). General and administrative expenses decreased by $119,757, primarily due to decrease in stock-based compensation. Research and development expenses decreased by $465,918 due primarily to decrease in stock-based compensation.

Net loss. The Company had a net loss of $838,833 or $0.42 per share for the fiscal year ended February 28, 2022 compared to $1,475,030 or $0.76 per share for the fiscal year ended February 28, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2022

As at February 28, 2022, our current assets were $8,320 (2021 - $16,372) and our current liabilities were $5,037,472 (2021 - $4,371,772), which resulted in a working capital deficit of $5,029,152 (2021 - $4,355,400). Our current assets were comprised of: $587 (2021 - $1,251) in cash, $nil (2021 - $7,380) in accounts receivable, and $7,733 (2021 - $7,741) in prepaid expenses and deposits. Our current liabilities were comprised of: $360,895 (2021 - $282 in accounts payable and accrued liabilities; $3,436,010 (2021 - 3,143,792) in loans payable; and $1,240,567 (2021 - $945,220) due to related parties.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the fiscal year ended February 28, 2022, net cash flows used in operating activities was $405,446 compared to $424,846 for fiscal year ended February 28, 2021. The use of cash in operating activities is consistent with the prior year given the Company did not have any significant changes in its operations.

Cash Flows from Investing Activities

We used cash of $812 in investing activities during the fiscal year ended February 28, 2022, which consisted of the purchase of equipment. In comparison, cash of $1,441 was used during the fiscal year ended February 28, 2021 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the fiscal year ended February 28, 2022 was $401,111, which consisted of $298,144 in proceeds from loans and $102,967 in proceeds from related party loans. During the fiscal year ended February 28, 2021, cash flows provided by financing activities was $436,103, which consisted of $502,103 from the proceeds of loans, offset by repayment of loans payable in the amount of $66,000.

Material Commitments

The balances due to related parties and shareholder ($1,240,567) are interest free, unsecured and are repayable on demand. The balances due to related parties and shareholders are mainly in connection with the services and financing provided for the development of an online complaint resolution platform. A loan in the amount of $196,875 was due November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. Loans in the amounts of $94,500 and $23,625 are unsecured and bear interest at 5% per annum, and are due November 25, 2020 and June 1, 2021, respectively. The Company also obtained a government-backed loan to assist businesses during the COVID-19 pandemic in the amount of $47,250. This loan is unsecured and non-interest bearing for the initial term until December 31, 2023 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. It may be repaid at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended February 28, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

As at February 28, 2022, we had a working capital deficit of $5,029,152 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

MATERIAL COMMITMENTS

We have no reportable material commitments as at February 28, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended February 28, 2022 or which are expected to impact future periods as follows:

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

Years Ended February 28, 2022 and 2021

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of flooidCX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of flooidCX Corp. (the “Company”) as of February 28, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2022 and 2021, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at February 28, 2022, the Company has a working capital deficit of $5,029,152 and an accumulated deficit of $57,004,216. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vancouver, Canada

June 14, 2022

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2022 $	February 28, 2021 $

ASSETS

Cash	587	1,251
Accounts receivable	-	7,380
Prepaid expenses and deposits	7,733	7,741

Total Current Assets	8,320	16,372

Property and equipment (Note 3)	12,195	15,412

Total Assets	20,515	31,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	360,895	282,760
Loans payable (Note 4)	3,436,010	3,143,792
Due to related parties (Note 5)	1,240,567	945,220

Total Liabilities	5,037,472	4,371,772

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 10)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 2,020,871 and 1,976,218 shares issued and outstanding respectively (Note 6)	2,021	1,976

Common stock issuable (Note 6)	19,616	19,497

Additional paid-in capital (Notes 6 and 8)	51,875,727	51,728,412

Accumulated other comprehensive income	88,895	74,510

Deficit	(57,004,216)	(56,165,383)

Total Stockholders’ Deficit	(5,016,957)	(4,339,988)

Total Liabilities and Stockholders’ Deficit	20,515	31,784

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended February 28, 2022 $	Year Ended February 28, 2021 $

Revenue	53,710	79,520

Expenses

General and administrative (Note 5)	344,270	464,027
Research and development (Note 5)	536,721	1,002,639

Total expenses	880,991	1,466,666

Loss before other expense	(827,281)	(1,387,146)

Other expense

Financing costs (Notes 4 and 6)	(11,552)	(66,368)
Loss on settlement of debt (Notes 4 and 6)	-	(21,516)

Net loss for the year	(838,833)	(1,475,030)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	14,385	(211,478)

Comprehensive loss for the year	(824,448)	(1,686,508)

Net loss per share, basic and diluted	(0.42)	(0.76)

Weighted average number of shares outstanding	1,997,682	1,951,618

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Deficit $

Balance, February 29, 2020	1,000,000	1,000	1,919,795	1,919	9,308	51,034,197	285,988	(54,690,353)	(3,357,941)

Fair value of shares to be issued for services	–	-	–	-	19,497	-	-	-	19,497

Fair value of shares issued for services	–	-	15,244	15	(9,308)	27,944	-	-	18,651

Fair value of shares issued as financing costs	–	-	23,531	24	-	49,976	-	-	50,000

Fair value of stock options granted as financing costs	–	-	–	-	-	11,835	-	-	11,835

Fair value of shares issued to settle debt	–	–	17,648	18	–	25,482	-	-	25,500

Fair value of stock options granted	–	-	–	-	-	578,978	-	-	578,978

Foreign exchange translation loss	–	–	–	-	-	-	(211,478)	-	(211,478)

Net loss for the year	–	-	–	-	-	-	-	(1,475,030)	(1,475,030)

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)

Shares returned and cancelled	–	–	(23,561)	(23)	–	23	-	-	-

Fair value of shares to be issued for services	–	-	–	-	39,879	-	-	-	39,879

Fair value of shares issued for services	–	–	68,214	68	(39,760)	39,692	-	–	-

Fair value of stock options granted	–	-	–	-	-	107,600	-	-	107,600

Foreign exchange translation gain	–	–	–	-	-	-	14,385	-	14,385

Net loss for the year	–	–	–	-	-	-	-	(838,833)	(838,833)

Balance, February 28, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	88,895	(57,004,216)	(5,016,957)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2022 $	Year Ended February 28, 2021 $

Operating Activities

Net loss for the year	(838,833)	(1,475,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,056	5,332
Financing costs	11,552	66,368
Loss on settlement of debt	-	21,516
Shares issued/issuable for services	39,879	38,148
Stock-based compensation	107,600	578,978

Changes in operating assets and liabilities:
Accounts receivable	7,380	(7,380)
Accrued receivable	-	16,875
Prepaid expenses and deposits	8	10,571
Accounts payable and accrued liabilities	66,583	115,377
Due to related party	196,329	204,399

Net Cash Used In Operating Activities	(405,446)	(424,846)

Investing Activities

Purchase of property and equipment	(812)	(1,441)

Net Cash Used in Investing Activities	(812)	(1,441)

Financing Activities

Proceeds from loans payable	298,144	502,103
Repayment of loans payable	-	(66,000)
Advances from related parties	102,967	-

Net Cash Provided by Financing Activities	401,111	436,103

Effect of Foreign Exchange Rate Changes on Cash	4,483	(40,590)

Change in Cash	(664)	(30,774)

Cash, Beginning of Year	1,251	32,025

Cash, End of Year	587	1,251

Non-cash Investing and Financing Activities:
Shares issued to settle accrued interest payable	-	25,500

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2022 and 2021

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at February 28, 2022, the Company has a working capital deficit of $5,029,152 and has an accumulated deficit of $57,004,216 since inception. As at February 28, 2022, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the year ended February 28, 2022, the Company used $405,446 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(c) Use of Estimates

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

(d) Accounts Receivable

The Company establishes an allowance for doubtful accounts based on the age of the receivable and the specific identification of receivables the Company considers at risk. As at February 28, 2022, there is no allowance for doubtful accounts.

The Company’s accounts receivable balance is 100% owed by one customer.

(e) Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Computer equipment	20% – declining balance method
Furniture and equipment	55% – declining balance method

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended February 28, 2022 and 2021

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (continued)

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

The following table represents assets and liabilities that are measured and recognized at fair value as of February 28, 2022, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	587	-	-

The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

For the year ended February 28, 2022, 97% (2021 – 87%) of revenues came from one customer.

             (h) Leases

At the lease commencement date, right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term. The Company has elected not to recognize ROU assets and lease liabilities for leases with a lease term of less than 12 months,

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

2. Significant Accounting Policies (continued)

(i) Revenue Recognition

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

(j) Income Taxes

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

(k) Foreign Currency Translation

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

(l) Stock-based Compensation

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

(m) Research and Development

Research and development costs are charged as operating expenses as incurred.

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2022, the Company had 353,956 (2021 – 283,368) potentially dilutive shares outstanding.

(o) Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at February 28, 2022 and 2021, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(p) Recent Accounting Pronouncements

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

3. Property and Equipment

	As at February 28, 2022 $	As at February 28, 2021 $

Computer equipment	40,491	39,782
Furniture and equipment	40,543	40,532

Total	81,034	80,314
Less: accumulated depreciation	(68,839)	(64,902)

Net carrying value	12,195	15,412

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

4. Loans Payable

(a)	As at February 28, 2022, the Company owed $2,295,443 (2021 – $2,235,893) which is non-interest bearing, unsecured, and due on demand.

(b)	As at February 28, 2022, the Company owed $660,192 (2021 – $442,802) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c)

As at February 28, 2022, the Company owed $118,125 (2021 - $118,245) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,883 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516. Refer to Notes 6(j) and (m).

(d)

As at February 28, 2022, the Company owed $196,875 (2021 - $197,075) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties. Refer to Note 6(l).

(e)	As at February 28,2022, the Company owed $94,500 (2021 - $94,596) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, and due on demand.

(f)

As at February 28,2022, the Company owed $23,625 (2021 - $23,649) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

(g)

As at February 28, 2022, the Company owed $47,250 (2021 - $31,532) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2023 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

5. Related Party Transactions

(a)	As at February 28, 2022, the Company owed $1,123,076 (2021 – $930,020) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)

As at February 28, 2022, the Company owed $117,491 (2021 - $15,200) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. Interest is accrued until final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c)

As at February 28, 2022, the Company owed $27,999 (2021 - $28,028) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the year ended February 28, 2022, the Company incurred $40,703 (2021 – $38,250) in research and development fees to the COO of the Company.

(d)	During the year ended February 28, 2022, the Company incurred $191,544 (2021 – $180,000) in research and development fees to the President of the Company.

(e)

During the year ended February 28, 2022, the Company incurred $23,943 (2021 - $22,500) in administrative fees, which is included in general and administrative expense, to the office manager who is also the spouse of the President of the Company.

(f)

During the year ended February 28, 2022, the Company recognized stock-based compensation of $128,913 (2021 - $505,556) to the President, COO and directors of the Company. The Company also recognized stock-based compensation of $18,566 (2021 - $111,570) in general and administrative to the spouse of the President of the Company.

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

6. Common Stock

Common stock issued during the year ended February 28, 2022:

(a)

On March 1, 2021, the Company issued 6,570 shares of common stock with a fair value of $9,856, which was authorized from the prior year to the COO of the Company for prior year services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(b)	On May 10, 2021, the Company cancelled 23,561 common shares pursuant to a settlement and release agreement signed on November 20, 2020.

(c)

On May 31, 2021, the Company issued 19,910 shares of common stock with a fair value of $10,355 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2022, these shares have been issued.

(d)

On August 31, 2021, the Company issued 30,391 shares of common stock with a fair value of $9,908 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2022, these shares have been issued.

(e)

On October 25, 2021, the Company issued 11,343 shares of common stock with a fair value of $9,641 which was authorized from the prior year to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization

(f)

On November 30, 2021, the Company authorized the issuance of 16,348 shares of common stock with a fair value of $9,772 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2022, these shares had not been issued.

(g)

On February 28, 2022, the Company authorized the issuance of 109,380 shares of common stock with a fair value of $9,844 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2022, these shares had not been issued.

Common stock issued during the year ended February 28, 2021:

On December 11, 2020, the Company effected a 1:85 reverse split of its issued and outstanding shares of common stock with shares rounded up to the nearest whole number. All share amounts were retroactively restated.

(h)	On March 1, 2020, the Company issued 3,651 shares of common stock with a fair value of $9,308 to the COO of the Company for past services.

(i)

On May 31, 2020, the Company issued 5,926 shares of common stock with a fair value of $9,067 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(j)

On June 17, 2020, the Company issued 5,883 shares of common stock with a fair value of $24,500 to a third party under the terms of a loan agreement with the third party. The fair value of common stock was determined based on the end of day trading price of the Company on the date of issuance. Refer to Note 5(c).

(k)

On August 31, 2020, the Company issued 5,667 shares of common stock with a fair value of $9,584 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(l)

On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 in lieu of any interest and late payment penalties for the loan payable described in Note 5(d). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

(m)

On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 to a third party to settle accrued interest and late penalties owing for the loan payable described in Note 5(c). The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization.

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

6. Common Stock (continued)

(n)

On November 30, 2020, the Company authorized the issuance of 11,343 shares of common stock with a fair value of $9,641 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2021, these shares remained to be issued.

(o)

On February 28, 2021, the Company authorized the issuance of 6,570 shares of common stock with a fair value of $9,856 to the COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at February 28, 2021, these shares remained to be issued.

7. Preferred Stock

The preferred stock contains certain rights and preference as detailed below:

•	In the event of acquisition of the Company, the preferred stockholder to receive 20% of the aggregate valuation of such merger;
•	The holder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.

8. Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 29, 2020	214,780	17.00

Granted	73,529	17.00
Cancelled	(4,941)	17.00

Balance, February 28, 2021	283,368	17.00	-

Granted	70,588	17.00

Balance, February 28, 2022	353,956	17.00	-

Additional information regarding stock options outstanding as at February 28, 2022 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

17.00	353,956	3.4	17.00

The fair value of stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2022	2021

Risk-free interest rate	1.20%	0.41%
Expected life (in years)	5	5
Expected volatility	283%	276%

The fair value of stock options recognized during the year ended February 28, 2022 was $107,600 (February 28, 2021 - $578,978), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended February 28, 2022 was $17.00 (February 28, 2021 – $17.00) per option.

FLOOIDCX CORP. Notes to the Consolidated Financial Statements Years Ended February 28, 2022 and 2021 (Expressed in U.S. Dollars)

9. Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2022 $	2021 $

Net loss before taxes	(838,833)	(1,475,030)
Statutory tax rate	21%	21%

Expected income tax recovery	(176,155)	(309,756)
Permanent differences and other	25,058	158,660
Change in valuation allowance	151,097	151,096

Income tax provision	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at February 28, 2022 and February 28, 2021 are comprised of the following:

	2022 $	2021 $

Net operating losses carried forward	2,554,082	2,402,985
Valuation allowance	(2,554,082)	(2,402,985)

Net deferred tax asset	-	-

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

As at February 28, 2022, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

10. Subsequent Event

On May 18, 2022, the Company received loan payable proceeds of $13,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2022. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Richard Hue	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	59

Mark Vange	Chief Technical Officer and a Director	50

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended February 28, 2022, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended February 28, 2022 and 2021, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended February 28, 2022 and 2021. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)		Total ($)
Richard Hue (Chief Executive Officer, President,	2022	-0-	-0-	-0-(2)	191,544	(3)	191,544
Treasurer/Chief Financial Officer)(1)	2021	-0-	-0-	-0-(4)	180,000	(3)	180,000

___________

(1)	Mr. Hue has served in these capacities since October 2016.
(2)

The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 280%; risk free interest rate of 1.71%; expected life of 5 years; and expected dividend rate of 0%.

(3)	Of the amounts due and owing to Mr. Hue as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.
(4)

The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 276%; risk free interest rate of 0.41%; expected life of 5 years; and expected dividend rate of 0%.

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

In addition to the stock options shown in the above table, Mr. Hue was granted 1,000,000 shares of Series A Preferred Stock on April 20, 2017, which he still owns, based upon recognition of the outstanding services, leadership and innovative business operational strategies provided by Mr. Hue and his continuous dedication and loyalty to us, including undertaking of the development of the Gripevine technology. The shares of Series A Preferred Stock carry certain rights and preferences, including voting rights consisting of 200 votes for each one share of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of common stock on a 1-for-1.18 basis, i.e. one share of Series A Preferred Stock for 1.18 shares of common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 15, 2022, regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 2,020,871 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of June 15, 2022.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF SHARES BENEFICIALLY OWNED (1)

Richard Hue	Common	823,855	(2)	38.7%
1282A Cornwall Road	Preferred	1,000,000		100%
Oakville, Ontario Canada L6J 7W5

Mark Vange	Common	15,883	(3)	0.8%
	Preferred	-0-		0%

All executive officers and	Common	839,738	(4)	39.2%
directors as a group (2 persons)	Preferred	1,000,000		100%

__________

(1)

Under Rule 13d-3, A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 15, 2022 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of June 15, 2022 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Includes (a) 20,762 shares held of record by his wife and Office Manager for the Company, and (b)108,976 shares of common stock issuable upon exercise of immediately exercisable stock options, of which 76,470 options are held by him and 32,506 options are held by his wife and Office Manager of the Company. Mr. Hue’s wife and other independent contractors and employees of the Company have been granted stock options in lieu of compensation from time to time.

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

As of February 28, 2022, the Company owed $196,875 under a loan agreement dated October 5, 2020. The loan was due November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company.

At February 28, 2022 and 2021, balances due to the President of the Company were $1,123,076 and $930,020, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due were incurred mainly in connection with the services provided for the development of an online complaint resolution platform.

At February 28, 2022, the Company owed $117,491 ( 2021 - $15,200) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. Interest is accrued until final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

During the year ended February 28, 2022, the Company incurred $23,943 (2021 - $22,500) in administrative fees, which is included in general and administrative expense, to the office manager who is also the spouse of the President of the Company.

During the year ended February 28, 2022, the Company incurred research and development fees of $191,544 (2021 - $180,000) and $40,703 (2021 - $38,250) to the President and Chief Operating Officer of the Company, respectively. The Company also recognized stock-based compensation of $18,566 (2021 - $111,570) in general and administrative to the spouse of the President of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2022	2021
Audit fees	$22,127	$20,435
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

3. 1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Gripevine Inc. 2017 Flexible Stock Plan dated August 16, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on October 3, 2017.

10.2	December 1, 2020 loan agreement for $23,649 incorporated herewith as filed as an exhibit to the Form 10-K on June 16, 2021

10.3	December 1, 2020 loan agreement for $94,596 incorporated herewith as filed as an exhibit to the Form 10-K on June 16, 2021

21	List of Subsidiaries incorporated herewith as filed as an Exhibit to the Annual Report on Form 10-K on June 14, 2017.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

flooidCX Corp.

Date: June 15, 2022	By:	/s/ Richard Hue
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

Name	Title	Date

/s/ Richard Hue	Director, Chief Executive Officer/Chief	June 15, 2022
Richard Hue	Financial Officer

/s/ Mark Vange	Director	June 15, 2022
Mark Vange

