Form 10-Q
period 2022-05-31
flooidCX Corp.
filed 2022-07-20
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2022

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer IdentifiCAtion Number)

1282A Cornwall Road, Oakville, Ontario Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

(855) 535-6643

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of July 19, 2022, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three Months Ended May 31, 2022 and 2021

(Expressed in US dollars)

(unaudited)

4

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2022 $	February 28, 2022 $
	(unaudited)

ASSETS

Cash	1,774	587
Prepaid expenses and deposits	10,303	7,733

Total Current Assets	12,077	8,320

Property and equipment (Note 3)	11,429	12,195

Total Assets	23,506	20,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities (Note 5)	431,333	360,895
Loans payable (Note 4)	3,534,011	3,436,010
Due to related parties (Note 5)	1,307,190	1,240,567

Total Liabilities	5,272,534	5,037,472

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.001 par value 1,000,000 shares issued and outstanding	1,000	1,000

Common stock, 300,000,000 shares authorized, $0.001 par value 2,020,871 and 2,020,871 shares issued and outstanding, respectively	2,021	2,021

Common stock issuable (Note 6)	19,616	19,616

Additional paid-in capital	51,875,727	51,875,727

Accumulated other comprehensive income	62,858	88,895

Deficit	(57,210,250)	(57,004,216)

Total Stockholders’ Deficit	(5,249,028)	(5,016,957)

Total Liabilities and Stockholders’ Deficit	23,506	20,515

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2022 $	Three Months Ended May 31, 2021 $

Revenue	-	10,322

Expenses

General and administrative	63,303	127,168
Research and development (Note 5)	138,449	161,926

Total expenses	201,752	289,094

Loss before other expense	(201,752)	(278,772)

Other expense

Financing costs (Note 4)	(4,282)	(1,606)

Net loss for the period	(206,034)	(280,378)

Other comprehensive income (loss)

Foreign currency translation loss	(26,037)	(198,558)

Comprehensive loss for the period	(232,071)	(478,936)

Net loss per share, basic and diluted	(0.10)	(0.14)

Weighted average number of shares outstanding	2,020,871	1,970,840

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive Income		Total Stockholders’
	Shares #	Amount $	Shares #	Amount $	Issuable $	Capital $	(Loss) $	Deficit $	Deficit $

Balance, February 28, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	88,895	(57,004,216)	(5,016,957)

Foreign exchange translation loss	-	-	-	-	-	-	(26,037)	-	(26,037)

Net loss for the period	-	-	-	-	-	-	-	(206,034)	(206,034)

Balance, May 31, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	62,858	(57,210,250)	(5,249,028)

Balance, February 28, 2021	1,000,000	1,000	1,976,218	1,976	19,497	51,728,412	74,510	(56,165,383)	(4,339,988)

Shares returned and cancelled	-	-	(23,561)	(23)	-	23	-	-	-
Fair value of shares to be issued for services	-	-	-	-	10,355	-	-	-	10,355
Fair value of stock options vested	-	-	-	-	-	89,887	-	-	89,887

Foreign exchange translation loss	-	-	-	-	-	-	(198,558)	-	(198,668)

Net loss for the period	-	-	-	-	-	-	-	(280,378)	(280,378)

Balance, May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended May 31, 2022 $	Three Months Ended May 31, 2021 $

Operating Activities

Net loss for the period	(206,034)	(280,378)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	810	1,162
Financing costs	4,282	1,606
Shares issued/issuable for services	-	10,355
Stock-based compensation	-	89,887

Changes in operating assets and liabilities:
Accounts receivable	-	7,380
Prepaid expenses and deposits	(2,570)	(9,727)
Accounts payable and accrued liabilities	66,156	19,715
Due to related parties	61,665	54,297

Net Cash Used in Operating Activities	(75,691)	(105,703)

Financing Activities

Proceeds from loans payable	83,699	14,373
Proceeds from related party loans	-	85,070

Net Cash Provided by Financing Activities	83,699	99,443

Effect of Foreign Exchange Rate Changes on Cash	(6,821)	11,064

Change in Cash	1,187	4,804

Cash, Beginning of Period	587	1,251

Cash, End of Period	1,774	6,055

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2022

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at May 31, 2022, the Company has a working capital deficit of $5,260,457 and an accumulated deficit of $57,210,250 since inception. As at May 31, 2022, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the three months ended May 31, 2022, the Company used $75,691 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)   Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Three Months Ended May 31, 2022

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

3. Property and Equipment

	May 31, 2022 $	February 28, 2022 $

Computer equipment	40,651	40,491
Furniture and equipment	40,702	40,543

Total	81,353	81,034
Less: accumulated depreciation	(69,924)	(68,839)

Net carrying value	11,429	12,195

4. Loans Payable

(a) As at May 31, 2022, the Company owed $2,304,479 (February 28, 2022 – $2,295,443) which is non-interest bearing, unsecured, and due on demand.

(b) As at May 31, 2022, the Company owed $747,247 (February 28, 2022 – $660,192) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c) As at May 31, 2022, the Company owed $118,595 (February 28, 2022 - $118,125) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516.

(d) As at May 31, 2022, the Company owed $197,660 (February 28, 2022 - $196,875) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties.

(e) As at May 31, 2022, the Company owed $94,876 (February 28, 2022 - $94,500) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f) As at May 31, 2022, the Company owed $23,718 (February 28, 2022 - $23,625) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2022

(Expressed in U.S. Dollars)

(Unaudited)

4. Loans Payable (continued)

(g) As at November 30, 2021, the Company owed $47,436 (February 28, 2022 - $47,250) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2023 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. The loan has been classified as a current liability as the Company has some uncertainty around meeting all of the eligibility requirements.

5. Related Party Transactions

(a) As at May 31, 2022, the Company owed $1,189,476 (February 28, 2022 – $1,123,076) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b) As at May 31, 2022, the Company owed $117,714 (February 28, 2022 - $117,491) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The new interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c) As at May 31, 2022, the Company owed $28,111 (February 28, 2022 – $27,999) to the former Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities.

(d) During the three months ended May 31, 2022, the Company incurred $47,196 (2021 – $48,390) in research and development fees to the President of the Company.

(e) During the three months ended May 31, 2022, the Company incurred $nil (2021 - $6,048) in administrative fees included in general and administrative to the former office manager who is also the spouse of the President of the Company.

(f) During the three months ended May 31, 2022, the Company recognized stock-based compensation of $nil (2021 - $71,326) to the President, former COO, and directors of the Company. The Company also recognized stock-based compensation of $nil (2021 - $18,561) in general and administrative to the spouse of the President of the Company

6. Common Stock

(a) On February 28, 2022, the Company authorized the issuance of 109,380 shares of common stock with a fair value of $9,844 to the former COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2022, these shares remain to be issued.

(b) On November 30, 2021, the Company authorized the issuance of 16,348 shares of common stock with a fair value of $9,772 to the former COO of the Company for past services. The fair value of common stock was determined based on the end of day trading price of the Company on the date of authorization. As at May 31, 2022, these shares remain to be issued.

7. Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, February 28, 2022	353,956	17.00	-

Cancelled	(230,781)	17.00

Balance, May 31, 2022	123,175	17.00	-

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended May 31, 2022

(Expressed in U.S. Dollars)

(Unaudited)

7. Stock Options (continued)

Additional information regarding stock options outstanding as at May 31, 2022 is as follows:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

17.00	123,175	2.1	17.00	123,175	17.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2022. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month period ended May 31, 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2022 and notes thereto included in the Form 10-K filed with the SEC on June 15, 2022.

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

Three-Month Period Ended May 31, 2022 Compared to Three-Month Period Ended May 31, 2021

Revenue. There was no revenue generated for the three months ended May 31, 2022, as compared to $10,322 for the comparable period in 2021.

Operating expenses. During the quarter ended May 31, 2022, we incurred operating expenses in the amount of $201,752 compared to operating expenses incurred during quarter ended May 31, 2021 of $289,094 (a decrease of $87,345). Operating expenses include: (i) general and administrative of $63,303 (2021: $127,168); and (ii) research and development of $138,449 (2021: $161,926). General and administrative expenses decreased by $63,865, due primarily to resignation of COO and Admin Officer. Research and development expenses decreased by $23,477 primarily due to a decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $206,034 or $0.10 per share for three months ended May 31, 2022 compared to a net loss of $280,378 or $0.14 per share for the three months ended May 31, 2021.

Liquidity and Capital Resources

As of May 31, 2022

As at May 31, 2022, our current assets were $12,077 and our current liabilities were $5,272,534, which resulted in a working capital deficit of $5,260,457 (February 28, 2022 - $5,029,152).

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended May 31, 2022, net cash flows used in operating activities was $75,691 compared to $105,703 for the three months ended May 31, 2021.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three months ended May 31, 2022 was $83,699, which consisted of proceeds from loans from a third party. During the three months ended May 31, 2021, cash flows provided by financing activities was $99,443, which consisted of proceeds from loans from a third party and a related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended May 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at May 31, 2022, we had a working capital deficit of $5,260,457 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We require approximately $1,500,000 for the next 12 months as a reporting issuer and additional funds are required. The additional funding may come from equity financing from the sale of our common stock or loans from management, related third parties or third parties. In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of May 31, 2022:

1).

We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2).	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who has U.S. GAAP knowledge and working experience and/or maintaining outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures over our public disclosure and our internal controls over financial reporting on an ongoing basis and is committed to taking further action to solve these deficiencies.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer), our principal accounting officer and our principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2022, there are material weaknesses, as identified above, in our internal controls over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current period.

Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

flooidCX Corp.

July 19, 2022	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

