Form 10-Q
period 2022-08-31
flooidCX Corp.
filed 2022-10-24
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2022

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14747 N Northsight Blvd Ste 111-218 Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(702) 323-6455

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of October 1, 2022, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2021 and 2022

(Expressed in US dollars)

(unaudited)

4

Tableof Contents

FLOOIDCX CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31,	February 28,
	2022	2022

ASSETS
Current Assets
Cash	$221	$332
Prepaid Expenses and Deposits	1,270	—
Current Assets of Discontinued Operations	—	7,988

Total Current Assets	1,491	8,320

Property and Equipment, Net (Note 3) - Discontinued Operations	—	12,195

Total Assets	$1,491	$20,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$16,387	$40,478
Loans Payable (Note 4)	2,800,863	3,436,010
Due to Related Party (Note 5)	1,179,262	117,491
Current Liablilites of Discontinued Operations	—	1,443,493

Total Current Liabilities	3,996,512	5,037,472

Total Liabilities	3,996,512	5,037,472

Stockholders' Deficit
Preferred Stock - $0.001 Par; 20,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	1,000	1,000
Common Stock - $0.001 Par; 300,000,000 Shares Authorized,
2,020,871 Issued and Outstanding	2,021	2,021
Common Stock Issuable (Note 6)	19,616	19,616
Additional Paid-In-Capital	45,111,648	51,875,727
Accumulated Other Comprehensive Income	94,500	88,895
Accumulated Deficit	(49,223,806)	(57,004,216)

Total Stockholders' Deficit	(3,995,021)	(5,016,957)

Total Liabilities and Stockholders' Deficit	$1,491	$20,515

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$3,870

Operating Expenses
General and Administrative	(18,739)	13,811	9,811	47,753
Research and Development	—	15,626	—	97,302

Total Operating Expenses	(18,739)	29,437	9,811	145,055

Income (Loss) Before Other Expense	18,739	(29,437)	(9,811)	(141,185)

Other Expense
Financing Costs	(3,701)	(2,174)	(7,983)	(3,780)

Net Income (Loss) for the Period from Continuing Operations	15,038	(31,611)	(17,794)	(144,965)

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	—	(100,035)	(173,201)	(267,059)
Loss from Spin off	(2,504,710)	—	(2,504,710)	—

Net Loss from Discontinued Operations	(2,504,710)	(100,035)	(2,677,911)	(267,059)

Net Loss for the Period	(2,489,672)	(131,646)	(2,695,705)	(412,024)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	73,730	(20,252)	75,470	2,455
Foreign Currency Translation Gain (Loss) on Discontinued Operations	—	201,318	(27,776)	(19,947)

Comprehensive Income (Loss) for the Period	$(2,415,942)	$49,420	$(2,648,011)	$(429,516)

Weighted Average Number of Common Shares -
Basic and Diluted	2,020,871	1,952,657	2,020,871	1,961,748

Net Income (Loss) for the Period Per Common Shares -
Basic and Diluted Income (Loss) from Continuing Operations	$0.01	$(0.02)	$(0.01)	$(0.07)
Basic and Diluted Loss from Discontinued Operations	(1.24)	(0.05)	(1.33)	(0.14)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock			Additional	Other		Total
	$0.001 Par		$0.001 Par		Common Stock	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit

Balance - March 1, 2021	1,000,000	$1,000	1,976,218	$1,976	$19,497	$51,728,412	$74,510	(56,165,383)	$(4,339,988)

Shares Returned and Cancelled	—	—	(23,561)	(23)	—	23	—	—	—

Fair Value of Shares to be Issued for Services	—	—	—	—	10,355	—	—	—	10,355

Fair Value of Stock Options Granted	—	—	—	—	—	89,887	—	—	89,887

Foreign Exchange Translation Loss	—	—	—	—	—	—	(198,558)	—	(198,558)

Net Loss for the Period	—	—	—	—	—	—	—	(280,378)	(280,378)

Balance - May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)

Fair Value of Shares to be Issued for Services	—	—	—	—	9,908	—	—	—	9,908

Fair Value of Stock Options Granted	—	—	—	—	—	5,718	—	—	5,718

Foreign Exchange Translation Gain	—	—	—	—	—	—	181,066	—	181,066

Net Loss for the Period	—	—	—	—	—	—	—	(131,646)	(131,646)

Balance - August 31, 2021	1,000,000	$1,000	1,952,657	$1,953	$39,760	$51,824,040	$57,018	(56,577,407)	$(4,653,636)

Balance - March 1, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$51,875,727	$88,895	(57,004,216)	$(5,016,957)

Foreign Exchange Translation Loss	—	—	—	—	—	—	(26,037)	—	(26,037)

Net Loss for the Period	—	—	—	—	—	—	—	(206,034)	(206,034)

Balance - May 31, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	62,858	(57,210,250)	(5,249,028)

Foreign Exchange Translation Gain	—	—	—	—	—	—	73,730	—	73,730

Spin off	—	—	—	—	—	(6,764,079)	(42,088)	10,476,116	3,669,949

Net Loss for the Period	—	—	—	—	—	—	—	(2,489,672)	(2,489,672)

Balance - August 31, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$45,111,648	$94,500	(49,223,806)	$(3,995,021)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

For the Six Months Ended August 31,	2022	2021

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(2,695,705)	$(412,024)

Non-Cash Adjustments:
Depreciation	810	2,209
Financing Costs	7,983	3,780
Shares Issued/Issuable for Services	—	20,263
Stock Based Compensation	—	95,605
Gain from Spin off	2,504,710	—
Changes in Assets and Liabilities:
Accounts Receivable	—	7,380
Prepaid Expenses and Deposits	(1,300)	(5,875)
Accounts Payable and Accrued Liabilities	33,263	7,446
Due to Related Parties	74,710	108,832

Net Cash Flows Used In Operating Activities	(75,529)	(172,384)

Cash Flows from Investing Activities
Cash Disbursement - Spin off	(1,460)	—

Net Cash Flows Used In Investing Activities	(1,460)	—

Cash Flows from Financing Activities
Proceeds from Loans Payable	83,699	51,114
Proceeds from Related Party Loans	—	102,967

Net Cash Flows Provided By Financing Activities	83,699	154,081

Effects of Foreign Exhange Rate Changes on Cash	(6,821)	17,746

Net Change in Cash	(111)	(557)

Cash - Beginning of Period	332	1,251

Cash - End of Period	$221	$694

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Condensed Consolidated Financial Statements

Six Months Ended August 31,2022

(Expressed in U.S. Dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

FlooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of August 31, 2022, the Company has a working capital deficit of $3,995,021 and an accumulated deficit of $49,223,806 since inception. As of August 31, 2022, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the six months ended August 31, 2022, the Company used $75,529 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc. – Spinoff June 27, 2022 (See Note 7)	Wholly-owned subsidiary
Resolution 1, Inc	Wholly-owned subsidiary

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

3. Property and Equipment

	August 31, 2022 $	February 28, 2022 $

Computer equipment	-	40,491
Furniture and equipment	-	40,543

Total	-	81,034
Less: accumulated depreciation	-	(68,839)
Net carrying value	-	12,195

4. Loans Payable

(a) At August 31, 2022, the Company owed $2,240,243 (February 28, 2022 – $2,295,443) which is non-interest bearing, unsecured, and due on demand.

(b) At August 31, 2022, the Company owed $560,620 (February 28, 2022 – $660,192) which is unsecured, non-interest bearing, unsecured, and due on demand.

(c) At August 31, 2022, the Company owed $-0- (February 28, 2022 - $118,125) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020. The penalty fee is calculated at time of repayment and is based on the principal amount outstanding and any accrued interest thereon. As consideration for making the loan, the Company issued 5,882 shares of common stock with a fair value of $24,500 and granted 2,941 stock options with a fair value of $11,835 exercisable at $17.00 per share expiring on June 17, 2023. On October 5, 2020, the Company issued 17,648 shares of common stock with a fair value of $25,500 as payment for $3,984 interest and penalties due on this loan and extension of the maturity date of the loan to November 25, 2020, resulting in a loss on settlement of debt of $21,516.

(d) At August 31, 2022, the Company owed $nil (February 28, 2022 - $196,875) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties.

(e) At August 31, 2022, the Company owed $nil (February 28, 2022 - $94,500) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand.

(f) As of August 31, 2022, the Company owed $-0- (February 28, 2022 - $23,625) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.  This loan was assumed by buyer with MBE spinoff.

5. Related Party Transactions

(a) At August 31, 2022, the Company owed $1,022,289 (February 28, 2022 – $1,123,076) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b) At August 31, 2022, the Company owed $143,928 (February 28, 2022 - $117,491) under various loan agreements which are unsecured, bear interest at 5% per annum, and have different maturity dates respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The new interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the President of the Company.

(c) At August 31, 2022, the Company owed $13,045 (February 28, 2022 - $nil) to a related company that is majority owned by multiple members on the board of director of the Company.

(d) At August 31, 2022, the Company owed $-0- (February 28, 2022 – $27,999) to the former Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities.

(e) During the six months ended August 31, 2022, the Company incurred $47,196 (2021 – $96,588) in research and development fees to the President of the Company.

(f) During the six months ended August 31, 2022, the Company incurred $nil (2021 - $12,074) in administrative fees included in general and administrative to the former office manager who is also the spouse of the President of the Company.

(g) During the six months ended August 31, 2022, the Company recognized stock-based compensation of $nil (2021 - $77,345) to the President, former COO, and directors of the Company. The Company also recognized stock-based compensation of $nil (2021 - $18,561) in general and administrative to the spouse of the President of the Company

6. Stock Options

The following table summarizes the continuity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance – February 28, 2022	353,956	17.00	-
Cancelled/Forfeited	(353,956)	17.00	-
Balance – August 31, 2022	––		-

7. Discontinued Operations

On June 27, 2022, the Company finalized the sale of MBE Holdings, Inc. As of June 27, 2922, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue in exchange for Notes in the amount of 4,050,978 which were assigned from the following note holders:

 ,

Lender	Face Amount U.S. $
Harbour Capital (1)	$2,124,022
Red Trade Ventures (1)	576,522
Richard Hue (1)	1,039,682
Richard Hue	11,283
Harbour Capital (1)	153,203
Enza Agosta (1)	78,125
Enza Agosta	53,000
Enza Agosta (1)	6,641
Enza Agosta	8,500
Total	$4,050,978

(1)	These notes originated in Canadian funds and are converted to US dollars.

In conjunction with the above, MBE Holdings, Inc assumed flooidCX’s payable in the amount of $332,642.82 and two notes payable totaling $429,682.

The Company has recognized the sale of MBE Holding, Inc. into discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. As such, the historical results of 4,813,303.54 have been adjusted for comparability purposes.

The following financial information presents the statements of operations of MBE Holdings, Inc. for the six months ended August 31, 2022 and 2021.

	FOR THE SIX MONTHS ENDED AUGUST 31,
	2022	2021
TOTAL REVENUE	-	8,803
OPERATING EXPENSES
General and administrative expense	34,752	113,278
Research and development	138,449	162,584
TOTAL OPERATING EXPENSES	173,201	275,862
OPERATING LOSS	173,201	267,059
Finance Costs	-	-
Other
TOTAL OTHER EXPENSE	-	-
NET LOSS OF DISCONTINUED OPERATIONS	$(173,201)	$(267,059)

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month periods ended August 31, 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2022 and notes thereto included in the Form 10-K filed with the SEC on June 15, 2022.

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

Three-Month Period Ended August 31, 2022 Compared to Three-Month Period Ended August 31, 2021

Revenue. There was no revenue generated for the three months ended August 31, 2022, as compared to $10,322 for the comparable period in 2021.

Operating expenses. During the quarter ended August 31, 2022, we incurred operating expenses in the amount of $206,153 compared to operating expenses incurred during quarter ended August 31, 2021 of $278,772 (a decrease of $72,619). Operating expenses include: (i) general and administrative of $70,697 (2021: $127,168); and (ii) research and development of $135,456 (2021: $161,926). General and administrative expenses decreased by $56,471, due primarily to resignation of COO and Admin Officer. Research and development expenses decreased by $26,470 primarily due to a decrease in stock-based compensation to the President and directors of the Company.

Net loss. The Company had a net loss of $229,062 or $0.10 per share for three months ended August 31, 2022 compared to a net loss of $478,936 or $0.14 per share for the three months ended August 31, 2021.

Liquidity and Capital Resources

As of August 31, 2022

As at August 31, 2022, our current assets were $12,077 and our current liabilities were $5,269,525, which resulted in a working capital deficit of $5,257,448 (February 28, 2022 - $5,029,152).

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended August 31, 2022, net cash flows used in operating activities was $83,101 compared to $105,703 for the three months ended August 31, 2021.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the three months ended August 31, 2022 was $87,759, which consisted of proceeds from loans from a third party. During the three months ended August 31, 2021, cash flows provided by financing activities was $99,443, which consisted of proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended August 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2022, we had a working capital deficit of $5,269,525 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and formsof the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of August 31, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of August 31, 2022:

1)

We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

We plan to take steps to remedy these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who has U.S. GAAP knowledge and working experience and/or maintaining outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action to solve these deficiencies as necessary.

Evaluation of Changes in Internal Control over Financial Reporting

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

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of August 31, 2022, there are material weaknesses, as identified above, in our internal controls over financial reporting.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the quarter ended August 31,2022.

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

flooidCX Corp.

October 19, 2022	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

