Form 10-Q/A
period 2022-08-31
flooidCX Corp.
filed 2022-12-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

As of November 15, 2022, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

2

Explanatory Note: The Company has made significant changes to the amounts included in its previously filed Form 10-Q, which was filed on October 24, 2022.  See Note 8 for details of such changes.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended August 31, 2021 and 2022

(Expressed in US dollars)

(unaudited)

Index

Unaudited Interim Condensed Consolidated Balance Sheets	F–1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Unaudited Interim Condensed Consolidated Statement of Stockholders’ Deficit	F–3

Unaudited Interim Condensed Consolidated Statements of Cash Flows	F–4

Notes to the Unaudited Interim Condensed Consolidated Financial Statements	F–5

4

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31,	February 28,
	2022	2022

ASSETS
Current Assets
Cash	$221	$332
Prepaid Expenses and Deposits	1,270	—
Current Assets of Discontinued Operations	—	7,988

Total Current Assets	1,491	8,320

Property and Equipment, Net - Discontinued Operations	—	12,195

Total Assets	$1,491	$20,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$16,387	$40,478
Loans Payable	2,800,863	3,436,010
Due to Related Party	1,179,262	117,491
Current Liabilities of Discontinued Operations	—	1,443,493

Total Current Liabilities	3,996,512	5,037,472

Total Liabilities	3,996,512	5,037,472

Stockholders' Deficit
Preferred Stock - $0.001 Par; 20,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	1,000	1,000
Common Stock - $0.001 Par; 300,000,000 Shares Authorized,
2,020,871 Issued and Outstanding	2,021	2,021
Common Stock Issuable	19,616	19,616
Additional Paid-In-Capital	51,875,727	51,875,727
Accumulated Other Comprehensive Income	-	88,895
Accumulated Deficit	(55,893,385)	(57,004,216)

Total Stockholders' Deficit	(3,995,021)	(5,016,957)

Total Liabilities and Stockholders' Deficit	$1,491	$20,515

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$3,870

Operating Expenses
General and Administrative	(26,467)	13,811	9,811	47,753
Research and Development	-	15,626	-	97,302

Total Operating Expenses	(26,467)	29,437	9,811	145,055

Income (Loss) Before Other Expense	26,467	(29,437)	(9,811)	(141,185)

Other Income and (Expense)
Transaction Gain	73,730		81,457
Financing Costs	(3,701)	(2,174)	(7,983)	(3,780)

Total Other Income and (Expense)	70,029	(2,174)	73,474	(3,780)

Net Income (Loss) for the Period from Continuing Operations	96,496	(31,611)	63,663	(144,965)

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	-	(100,035)	(173,201)	(267,059)

Net Loss from Discontinued Operations	(0)	(100,035)	(173,201)	(267,059)

Net Income (Loss) for the Period	96,496	(131,646)	(109,538)	(412,024)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations		(20,252)		2,455
Foreign Currency Translation Gain (Loss) on Discontinued Operations	-	201,318	(27,776)	(19,947)

Comprehensive Income (Loss) for the Period	$96,496	$49,420	$(137,314)	$(429,516)

Weighted Average Number of Common Shares -
Basic	2,020,871	1,952,657	2,020,871	1,961,748
Diluted	102,020,871	1,952,657	102,020,871	1,961,748

Net Income (Loss) for the Period Per Common Shares -Basic
Income (Loss) from Continuing Operations	$0.05	$(0.02)	$0.03	$(0.07)
Loss from Discontinued Operations	(0.05)	(0.07)	(0.09)	(0.14)
	$0.05	$(0.07)	$(0.06)	$(0.21)
Net Income (Loss) for the Period Per Common Shares - Diluted
Income (Loss) from Continuing Operations	$-	$(0.02)	$-	$(0.07)
Loss from Discontinued Operations	$-	$(0.05)	$(0.09)	$(0.14)
	$-	$(0.07)	$(0.09)	$(0.21)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock			Additional	Other		Total
	$0.001 Par		$0.001 Par		Common Stock	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit

Balance - March 1, 2021	1,000,000	$1,000	1,976,218	$1,976	$19,497	$51,728,412	$74,510	$(56,165,383)	$(4,339,988)

Shares Returned and Cancelled	-	-	(23,561)	(23)	-	23	-	-	-

Fair Value of Shares to be Issued for Services	-	-	-	-	10,355	-	-	-	10,355

Fair Value of Stock Options Granted	-	-	-	-	-	89,887	-	-	89,887

Foreign Exchange Translation Loss	-	-	-	-	-	-	(198,558)	-	(198,558)

Net Loss for the Period	-	-	-	-	-	-	-	(280,378)	(280,378)

Balance - May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	$(56,445,761)	(4,718,682)

Fair Value of Shares to be Issued for Services	-	-	-	-	9,908	-	-	-	9,908

Fair Value of Stock Options Granted	-	-	-	-	-	5,718	-	-	5,718

Foreign Exchange Translation Gain	-	-	-	-	-	-	181,066	-	181,066

Net Loss for the Period	-	-	-	-	-	-	-	(131,646)	(131,646)

Balance - August 31, 2021	1,000,000	$1,000	1,952,657	$1,953	$39,760	$51,824,040	$57,018	$(56,577,407)	$(4,653,636)

Balance - March 1, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$51,875,727	$88,895	$(57,004,216)	$(5,016,957)

Foreign Exchange Translation Loss	-	-	-	-	-	-	(26,037)	-	(26,037)

Net Loss for the Period	-	-	-	-	-	-	-	(206,034)	(206,034)

Balance - May 31, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	62,858	$(57,210,250)	(5,249,028)

Split off	-	-	-	-	-		(62,858)	1,220,369	1,157,511

Net Income for the Period	-	-	-	-	-	-	-	96,496	96,496

Balance - August 31, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$51,875,727	$-	$(55,893,385)	$(3,995,021)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

For the Six Months Ended August 31,	2022	2021

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(109,538)	$(412,024)

Non-Cash Adjustments:
Depreciation		2,209
Shares Issued/Issuable for Services	-	20,263
Stock Based Compensation	-	95,605
Changes in Assets and Liabilities:
Accounts Receivable	-	7,380
Prepaid Expenses and Deposits	(1,270)	(5,875)
Accounts Payable and Accrued Liabilities	42,453	11,226
Due to Related Parties	76,272	108,832

Net Cash Flows Used In Operating Activities	(76,989)	(172,384)

Cash Flows from Financing Activities
Proceeds from Loans Payable	83,699	51,114
Proceeds from Related Party Loans	-	102,967

Net Cash Flows Provided By Financing Activities	83,699	154,081

Effects of Foreign Exchange Rate Changes on Cash	(6,821)	17,746

Net Change in Cash	(111)	(557)

Cash - Beginning of Period	332	1,251

Cash - End of Period	$221	$694

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash Transactions:
Increase in equity related to split off	$1,157,511	$-

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Unaudited Interim  Condensed Consolidated Financial Statements

Six Months Ended August 31,2022

(Expressed in U.S. Dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

FlooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of August 31, 2022, the Company has a working capital deficit of $3,995,021 and an accumulated deficit of $55,893,385 since inception. As of August 31, 2022, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the six months ended August 31, 2022, the Company used $76,989 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc. – Splitoff June 27, 2022 (See Note 7)	Wholly-owned subsidiary
Resolution 1, Inc	Wholly-owned subsidiary

All inter-company balances and transactions have been eliminated.

(b) Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company as of August 31, 2022 and for the three and six months ended August 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

2. Significant Accounting Policies (continued)

(c) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is still evaluating the effect the adoption will have on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(d) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Potentially dilutive shares outstanding as of August 31, 2022 and 2021 related to 100,000,000 common stock equivalents related to convertible preferred stock.

3. Property and Equipment

	August 31, 2022 $	February 28, 2022 $

Computer equipment	-	40,491
Furniture and equipment	-	40,543

Total	-	81,034
Less: accumulated depreciation	-	(68,839)
Net carrying value	-	12,195

4. Loans Payable

(a) At August 31, 2022, the Company owed $2,240,243 (February 28, 2022 – $2,295,443) which is non-interest bearing, unsecured, and due on demand. The Company is currently in default.

(b) At August 31, 2022, the Company owed $560,620 (February 28, 2022 – $660,192) which is unsecured, non-interest bearing, unsecured, and due on demand. The Company is currently in default.

(c) At August 31, 2022, the Company owed $-0- (February 28, 2022 - $118,125) under a loan agreement dated June 17, 2020 which is unsecured, bears interest at 5% per annum, and has a 2% penalty fee for non-repayment on the due date which was July 31, 2020.

(d) At August 31, 2022, the Company owed $nil (February 28, 2022 - $196,875) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties in 2021. This loan was assumed by buyer as part of the MBE spinoff.

(e) At August 31, 2022, the Company owed $nil (February 28, 2022 - $94,500) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand. This loan was assumed by buyer as part of the MBE spinoff.

(f) As of August 31, 2022, the Company owed $-0- (February 28, 2022 - $23,625) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.  This loan was assumed by buyer as part of the MBE spinoff.

(g) At August 31, 2022, the Company owed $0 (February 28, 2022 - $47,250) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2023 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. This loan was assumed by the buyer as part of the MBE spinoff.

5. Related Party Transactions

(a) At August 31, 2022, the Company owed $1,022,289 (February 28, 2022 – $1,123,076) to the former President of the Company which is unsecured, non-interest bearing, and due on demand.

(b) At August 31, 2022, the Company owed $143,928 (February 28, 2022 - $117,491) under various loan agreements which are unsecured, bear interest at 5% per annum, and are due on demand. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the former President of the Company.

(c) At August 31, 2022, the Company owed $13,045 (February 28, 2022 - $nil) to a related company that is majority owned by multiple members on the board of directors of the Company.

(d) At August 31, 2022, the Company owed $-0- (February 28, 2022 – $27,999) to the former Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities.

(e) During the six months ended August 31, 2022, the Company incurred $47,196 (2021 – $96,588) in research and development fees to the President of the Company of which $-0- remains outstanding at August 31, 2022

(f) During the six months ended August 31, 2022, the Company incurred $nil (2021 - $12,074) in administrative fees included in general and administrative to the former office manager who is also the spouse of the former President of the Company.

(g) During the six months ended August 31, 2022, the Company recognized stock-based compensation of $nil (2021 - $77,345) to the former President, COO, and directors of the Company. The Company also recognized stock-based compensation of $nil (2021 - $18,560) in general and administrative to the spouse of the former President of the Company.

6. Stock Options

The following table summarizes the continuity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance – February 28, 2022	353,956	17.00	-
Expired	(353,956)	17.00	-
Balance – August 31, 2022	––		-

7. Discontinued Operations

On June 27, 2022, the Company finalized the splitoff of MBE Holdings, Inc. by transferring all the equity in MBE Holdings, Inc. to Richard Hue, the Company's former majority shareholder and former CEO.

MBE assumed certain payables approximating $730,000 and notes payable approximating $430,000.

The Company has accounted for the splitoff of MBE Holding, Inc. as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. As such, the Company's historical loss of $100,035 and $267,059 have been adjusted for comparability purposes for the three and six months ended August 31, 2021, respectively.

Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

The following financial information presents the statements of operations of MBE Holdings, Inc. for the three and six months ended August 31, 2022 and 2021.

	Three Months Ended August 31,		FOR THE SIX MONTHS ENDED AUGUST 31,
	2022	2021	2022	2021
TOTAL REVENUE	––	2,351	––	8,803
OPERATING EXPENSES
General and administrative expense	––	20,052	34,752	113,278
Research and development	––	82,334	138,449	162,584
TOTAL OPERATING EXPENSES	––	102,386	173,201	275,862
OPERATING LOSS	––	100,035	173,201	267,059
Finance Costs	––	––	––	––

NET LOSS OF DISCONTINUED OPERATIONS		$(100,035)	$(173,201)	$(267,059)

Depreciation was approximately $0 and $2,200 in 2022 and 2021 respectively.

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Depreciation expense of the discontinued operations in the prior period was $2,209. There was no amortization, capital expenditures, or other significant operating and investing noncash activity.

8. Update to Previously Filed Financial Statements

The Board of Directors of the Company determined, after discussion with Company management and the Company's independent registered public accounting firm, that, based on review of the Company's accounting for its split off transaction, that certain amounts were not properly accounted for in the prior period and the related financial statements were materially misstated. Accordingly, the financial statements for the three and six months ended August 31, 2022 were restated. The following is a summary of the changes in balances from the Company’s previously issued interim financials for the period ended August 31, 2022 compared to the interim balances contained in the accompanying condensed consolidated financial statements.

	Originally Filed		As Filed Herein
Description	August 31, 2022	Adjustments	August 31, 2022
Balance Sheet
Additional Paid-In Capital	$45,111,648	$6,764,079	$51,875,727
Accumulated Other Comprehensive Income	94,500	(94,500)	0
Accumulated Deficit	$(49,223,806)	$(6,669,579)	$(55,893,385)

Statement of Operations for the 3 Months Ended
General and Administrative Income	$18,739	$7,728	$26,467
Transaction Gain	0	73,730	73,730
Net Income from Continuing Operations	15,038	81,458	96,496
Loss from Spin off	(2,504,710)	2,504,710	0
Net Income (Loss) from Discontinued Operations	(2,504,710)	2,504,710	0
Net Income (Loss) for the Period	(2,489,672)	2,586,168	96,496
Foreign Currency Translation Gain on Continuing Operations	73,730	(73,730)	0
Comprehensive Income (Loss) for the Period	$(2,415,942)	$2,512,438	$96,496

Statement of Operations for the 6 Months Ended
Transaction Gain	$0	$81,457	$81,457
Net Income (Loss) from Continuing Operations	(17,794)	81,457	63,663
Loss from Spin off	(2,504,710)	2,504,710	0
Net Income (Loss) from Discontinued Operations	(2,677,911)	2,504,710	(173,201)
Net Income (Loss) for the Period	(2,695,705)	2,586,167	(109,538)
Foreign Currency Translation Gain on Continuing Operations	75,470	(75,470)	0
Comprehensive Loss for the Period	$(2,648,011)	$2,510,697	$(137,314)

Statement of Cash Flows
Net Income (Loss) for the Period	$(2,695,705)	$2,586,167	$(109,538)
Depreciation	810	(810)	0
Financing Costs	7,983	(7,983)	0
Gain from Spin Off	2,504,710	(2,504,710)	0
Prepaid Expenses and Deposits	(1,300)	30	(1,270)
Accounts Payable and Accrued Liabilities	33,263	9,190	42,453
Due to Related Parties	74,710	1,562	76,272
Net Cash Flows Used in Operating Activities	(75,529)	(1,460)	(76,989)
Cash Disbursement - Spin Off	(1,460)	1,460	0
Increase in equity related to spin off	$0	$1,157,511	$1,157,511

9. Subsequent Events

There are no subsequent event after the quarter ending August 31, 2022  except as follows:

The Company received an  advance from a related party in the amount of $17,500 that is due on demand and non-intrerest bearing.

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

Six-Month Period Ended August 31, 2022 Compared to Six-Month Period Ended August 31, 2021

Revenue. There was no revenue generated for the Six months ended August 31, 2022, as compared to $3,870 for the comparable period in 2021.

Operating expenses. During the six months ended August 31, 2022, we incurred operating expenses in the amount of $9,811 compared to operating expenses incurred during six-month ended August 31, 2021 of $145,055 (a decrease of $135,244). Operating expenses include: (i) general and administrative of $9,811 (2021: $47,753); and (ii) research and development of $0 (2021: $97,302). General and administrative expenses decreased primarily to resignation of COO and Admin Officer. Research and development expenses decreased primarily due to discontinued operations (see below).

Net loss. The Company had a net loss of $63,663 or $0.03 per share basic for six months ended August 31, 2022 compared to a net loss of $144,965 or $0.07 per share for the six months ended August 31, 2021.

Three-Month Period Ended August 31, 2022 Compared to Three-Month Period Ended August 31, 2021

Revenue. There was no revenue generated for the three months ended August 31, 2022, as compared to $3,870 for the comparable period in 2021.

Operating expenses.

During the quarter ended August 31, 2022, we incurred negative operating expenses in the amount of $-26,467 compared to operating expenses incurred during quarter ended August 31, 2021 of $29,437 (a decrease of $55,904). Operating expenses include: (i) recovery of general and administrative of $-26,467 based on reconciliation of amounts due (2021: $13,811); and (ii) research and development of $0 (2021: $15,626). General and administrative expenses decreased by $40,278, due primarily to the reconciliation of expenses incurred the resignation of our COO and Admin Officer. Research and development expenses decreased by $15,626 primarily due to a decrease in stock-based compensation to the President and directors of the Company.

Net income (loss).

The Company had net income of $96,496 or $0.05 per share (continuing operations) for the three months ended August 31, 2022 compared to a net loss of $131,611 or $0.02 per share (continuing operations) for the three months ended August 31, 2021.

Discontinued operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc. As of June 27, 2922, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue, former majority shareholder and CEO of the Company. MBE’s historical operations consisted primarily of business holdings..

Liquidity and Capital Resources

As of August 31, 2022

As at August 31, 2022, our current assets were $1,491 and our current liabilities were $3,996,512, which resulted in a working capital deficit of $3,995,021 (February 28, 2022 - $5,016,957).

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended August 31, 2022, net cash flows used in operating activities was $76,989 compared to $172,384 for the six months ended August 31, 2021.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended August 31, 2022 was $83,699, which consisted of proceeds from loans from a third party. During the six months ended August 31, 2021, cash flows provided by financing activities was $154,081, which consisted of proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended August 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at August 31, 2022, we had a working capital deficit of $3,995,021 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

We require approximately $1,500,000 for the next 12 months as a reporting issuer and additional funds are required. The additional funding may come from equity financing from the sale of our common stock or loans from management, related parties or third parties. In the event we do not raise sufficient capital to implement its planned operations or divest, your entire investment could be lost.

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the six months ended August 31, 2022 or which are expected to impact future periods as follows:

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

flooidCX Corp.

December 14, 2022	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

