Form 10-Q
period 2022-11-30
flooidCX Corp.
filed 2023-01-25
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2022

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

As of January 9, 2023, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

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

Three and Nine Months Ended November 30, 2021 and 2022

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

4

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30,	February 28,
	2022	2022
		(audited)
ASSETS
Current Assets
Cash	$—	$332
Current Assets of Discontinued Operations	—	7,988

Total Current Assets	—	8,320

Property and Equipment, Net - Discontinued Operations	—	12,195

Total Assets	$—	$20,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$39,068	$40,478
Loans Payable	2,800,863	3,436,010
Due to Related Party	1,179,262	117,491
Current Liablilites of Discontinued Operations	—	1,443,493

Total Current Liabilities	4,019,193	5,037,472

Total Liabilities	4,019,193	5,037,472

Stockholders' Deficit
Preferred Stock - $0.001 Par; 20,000,000 Shares Authorized,
1,000,000 Issued and Outstanding	1,000	1,000
Common Stock - $0.001 Par; 300,000,000 Shares Authorized,
2,020,871 Issued and Outstanding	2,021	2,021
Common Stock Issuable (Note 6)	19,616	19,616
Additional Paid-In-Capital	51,875,727	51,875,727
Accumulated Other Comprehensive Income	—	88,895
Accumulated Deficit	(55,917,557)	(57,004,216)

Total Stockholders' Deficit	(4,019,193)	(5,016,957)

Total Liabilities and Stockholders' Deficit	$—	$20,515

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$3,870

Operating Expenses
General and Administrative	19,866	20,133	29,677	67,886
Research and Development	—	20,246	—	117,548

Total Operating Expenses	19,866	40,379	29,677	185,434

Income (Loss) Before Other Expense	(19,866)	(40,379)	(29,677)	(181,564)

Other Income and (Expense)
Financing Costs	(4,306)	(3,854)	(12,289)	(7,634)
Transaction Gain	—	—	81,457	—

Total Other Income and (Expense)	(4,306)	(3,854)	69,168	(7,634)

Net Income (Loss) for the Period from Continuing Operations	(24,172)	(44,233)	39,491	(189,198)

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	—	(88,056)	(173,201)	(355,115)

Net Loss from Discontinued Operations	—	(88,056)	(173,201)	(355,115)

Net Loss for the Period	(24,172)	(132,289)	(133,710)	(544,313)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	(6,094)	—	(3,638)
Foreign Currency Translation Gain (Loss) on Discontinued Operations	—	64,238	(27,776)	44,290

Comprehensive Loss for the Period	$(24,172)	$(74,145)	$(161,486)	$(503,661)

Weighted Average Number of Common Shares -
Basic	2,020,871	1,952,657	2,020,871	1,961,748
Diluted	2,020,871	1,952,657	2,020,871	1,961,748
Net Income (Loss) for the Period Per Common Shares - Basic
Income (Loss) from Continuing Operations	$(0.01)	$(0.02)	$0.02	$(0.10)
Loss from Discontinued Operations	—	(0.05)	(0.09)	(0.18)
	$(0.01)	$(0.07)	$(0.07)	$(0.28)
Net Income (Loss) for the Period Per Common Shares – Diluted
Income (Loss) from Continuing Operations	$(0.01)	$(0.02)	$0.00	$(0.10)
Loss from Discontinued Operations	—	(0.05)	(0.00)	(0.18)
	$(0.01)	$(0.07)	$(0.00)	$(0.28)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred Stock		Common Stock		Common	Additional	Other		Total
	$0.001 Par		$0.001 Par		Stock	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit

Balance - March 1, 2021	1,000,000	$1,000	1,976,218	$1,976	$19,497	$51,728,412	$74,510	(56,165,383)	$(4,339,988)

Shares Returned and Cancelled	—	—	(23,561)	(23)	—	23	—	—	—

Fair Value of Shares to be Issued for Services	—	—	—	—	10,355	—	—	—	10,355

Fair Value of Stock Options Granted	—	—	—	—	—	89,887	—	—	89,887

Foreign Exchange Translation Loss	—	—	—	—	—	—	(198,558)	—	(198,558)

Net Loss for the Period	—	—	—	—	—	—	—	(280,378)	(280,378)

Balance - May 31, 2021	1,000,000	1,000	1,952,657	1,953	29,852	51,818,322	(124,048)	(56,445,761)	(4,718,682)

Fair Value of Shares to be Issued for Services	—	—	—	—	9,908	—	—	—	9,908

Fair Value of Stock Options Granted	—	—	—	—	—	5,718	—	—	5,718

Foreign Exchange Translation Gain	—	—	—	—	—	—	181,066	—	181,066

Net Loss for the Period	—	—	—	—	—	—	—	(131,646)	(131,646)

Balance - August 31, 2021	1,000,000	1,000	1,952,657	1,953	39,760	51,824,040	57,018	(56,577,407)	(4,653,636)

Fair Value of Shares to be Issued for Services	—	—	—	—	9,772	—	—	—	9,772

Shares Issued for Services	—	—	68,214	68	(39,760)	39,692	—	—	—

Fair Value of Stock Options Granted	—	—	—	—	10,474	—	—	—	10,474

Foreign Exchange Translation Gain	—	—	—	—	—	—	58,144	—	58,144

Net Loss for the Period	—	—	—	—	—	—	—	(132,289)	(132,289)

Balance - November 30, 2021	1,000,000	$1,000	2,020,871	$2,021	$20,246	$51,863,732	$115,162	$(56,709,696)	$(4,707,535)

Balance - March 1, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$51,875,727	$88,895	(57,004,216)	$(5,016,957)

Foreign Exchange Translation Loss	—	—	—	—	—	—	(26,037)	—	(26,037)

Net Loss for the Period	—	—	—	—	—	—	—	(206,034)	(206,034)

Balance - May 31, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	62,858	(57,210,250)	(5,249,028)

Split off	—	—	—	—	—	—	(62,858)	1,220,369	1,157,511

Net Income for the Period	—	—	—	—	—	—	—	96,496	96,496

Balance - August 31, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	—	(55,893,385)	$(3,995,021)

Net Loss for the Period	—	—	—	—	—	—	—	(24,172)	(24,172)

Balance - November 30, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$51,875,727	$—	(55,917,557)	$(4,019,193)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Nine Months Ended November 30,
	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$(133,710)	$(544,313)

Non-Cash Adjustments:
Depreciation	—	3,172
Stock Based Compensation	—	136,114
Changes in Assets and Liabilities:
Accounts Receivable	—	7,380
Prepaid Expenses and Deposits	—	(2,268)
Accounts Payable and Accrued Liabilities	(19,772)	1,054
Due to Related Parties	76,272	84,201

Net Cash Flows Used In Operating Activities	(77,210)	(314,660)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	(816)

Net Cash Used in Investing Activities	—	(816)

Cash Flows from Financing Activities
Proceeds from Loans Payable	83,699	202,607
Proceeds from Related Party Loans	—	102,967

Net Cash Flows Provided By Financing Activities	83,699	305,574

Effects of Foreign Exchange Rate Changes on Cash	(6,821)	15,710

Net Change in Cash	(332)	5,808

Cash - Beginning of Period	332	1,251

Cash - End of Period	$—	$7,059

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transactions
Increase in Equity Related to Split off	$1,157,511	$—

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Unaudited Interim  Condensed Consolidated Financial Statements

Nine Months Ended November 30,2022

(Expressed in U.S. Dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

FlooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. The Company is in the business of developing and building an online resolution platform.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of November 30, 2022, the Company has a working capital deficit of $4,019,193 and an accumulated deficit of $55,899,182 since inception. As of November 30, 2022, the Company is in default of certain loans payable (refer to Note 4). Furthermore, during the nine months ended November 30, 2022, the Company used $77,210 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

MBE Holdings Inc. – Split off June 27, 2022 (See Note 7)	Wholly-owned subsidiary
Resolution 1, Inc	Wholly-owned subsidiary

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

(d) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of November 30. 2022 and 2021 consist of 100,000,000 common stock equivalents related to convertible preferred stock.

3. Property and Equipment

	November 30, 2022	February 28, 2022

Computer equipment	$—	$40,491
Furniture and equipment	—	40,543

Total	—	81,034
Less: accumulated depreciation	—	(68,839)
Net carrying value	$—	$12,195

4. Loans Payable

(a) At November 30, 2022, the Company owed $2,240,243 (February 28, 2022 – $2,295,443) which is non-interest bearing, unsecured, and due on demand.  The Company is currently in default.

(b) At November 30, 2022, the Company owed $560,620 (February 28, 2022 – $660,192) which is unsecured, non-interest bearing, unsecured, and due on demand.  The Company is currently in default.

(c) At November 30, 2022, the Company owed $-0- (February 28, 2022 - $118,125) under a loan agreement dated June 17, 2020 which was unsecured, bores interest at 5% per annum, and had a 2% penalty fee for non-repayment on the due date which was July 31, 2020.

(d) At November 30, 2022, the Company owed $nil (February 28, 2022 - $196,875) under a loan agreement dated October 5, 2020. The loan was due on November 25, 2020 and secured by 588,235 shares of common stock of the Company owned by the President of the Company. The Company issued 17,648 shares of common stock in lieu of any interest and late payment penalties. This loan was assumed by buyer as part of the MBE spinoff.

(e) At November 30, 2022, the Company owed $nil (February 28, 2022 - $94,500) under a loan agreement dated December 1, 2020. The loan is unsecured, non-interest bearing, unsecured, and due on demand. This loan was assumed by buyer as part of the MBE spinoff.

(f) As of November 30, 2022, the Company owed $-0- (February 28, 2022 - $23,625) under a loan agreement dated December 1, 2020 which is unsecured, bears interest at 5% per annum, and had a maturity date of June 1, 2021. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date.  This loan was assumed by buyer as part of the MBE spinoff.

(g) At November 30, 2021, the Company owed $-0- (February 28, 2022 - $47,250) for a government backed loan to assist businesses during the COVID-19 pandemic. The loan is unsecured and non-interest bearing for the initial term until December 31, 2023 and thereafter at 5% interest per annum for the extended term which ends on December 31, 2025. The loan is repayable at any time without penalty and if 75% is repaid on or within the initial term, the remaining balance will be forgiven. This loan was assumed by buyer as part of the MBE spinoff.

5. Related Party Transactions

(a) At November 30, 2022, the Company owed $1,022,289 (February 28, 2022 – $1,123,076) to a shareholder which is unsecured, non-interest bearing, and due on demand.

(b) At November 30, 2022, the Company owed $143,928 (February 28, 2022 - $117,491) under various loan agreements which are unsecured, bear interest at 5% per annum, and have varied maturity dates through September 2021, respectively. The interest rate increases to 12% per annum on non-repayment of the principal amount outstanding and interest thereon by the due date. The interest is accrued till final repayment and is based on the principal amount outstanding. The loan agreements are with the spouse of the former President of the Company.

(c) At November 30, 2022, the Company owed $13,045 (February 28, 2022 - $nil) to an entity that is majority owned by multiple members on the board of directors of the Company.

(d) At November 30, 2022, the Company owed $-0- (February 28, 2022 – $27,999) to the former Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities.

(e) During the nine months ended November 30, 2022, the Company incurred $47,196 (2021 – $96,588) in research and development fees to the former President of the Company.

(f) During the nine months ended November 30, 2022, the Company incurred $nil (2021 - $12,074) in administrative fees included in general and administrative to the former President of the Company.

(g) During the nine months ended November 30, 2022, the Company recognized stock-based compensation of $nil (2021 - $77,345) to the MP Special Purposes Corp. The Company also recognized stock-based compensation of $nil (2021 - $18,560) in general and administrative to the spouse of the former President of the Company.

6. Stock Options

The following table summarizes the continuity of stock options:

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value
Balance – February 28, 2022	353,956		$17.00	$—
Expired	(353,956)		17.00	—
Balance – November 30, 2022	—	$		$—

7. Discontinued Operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc., by transferring all the equity in MBE Holdings, Inc., owned by the Company to Richard Hue, the Company’s former majority shareholder and CEO.

MBE Holdings, Inc., also assumed certain payables of the Company approximating $730,000 and notes payable approximating $430,000.

The Company has accounted for the splitoff of MBE Holding, Inc. as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. As such, the Company’s historical loss of $132,289 and $544,313 have been adjusted for comparability purposes for the three and nine months ended November 30, 2021, respectively.

Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

The following financial information presents the statements of operations of MBE Holdings, Inc. for the three and nine months ended November 30, 2022 and 2021.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
TOTAL REVENUE	$—	$41,280	$—	$50,083
OPERATING EXPENSES
General and administrative expense	—	63,349	34,752	176,627
Research and development	—	65,987	138,449	228,571
TOTAL OPERATING EXPENSES	—	129,336	173,201	405,198
OPERATING LOSS	—	88,056	173,201	355,115
Finance Costs	$—	$—	$—	$—

NET LOSS OF DISCONTINUED OPERATIONS	$-	$(88,056)	$(173,201)	$(355,115)

Depreciation was approximately $0 and $3,200 in 2022 and 2021, respectively.

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Depreciation expense of the discontinued operations in the prior period was $3,200. There was no amortization, capital expenditures, or other significant operating and investing noncash activity in the prior period.

8. Subsequent Events

There are no subsequent events after the quarter ending November 30, 2022.

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

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc., by transferring all the equity in MBE Holdings, Inc., owned by the Company to Richard Hue, the Company’s former majority shareholder and CEO. MBE Holdings, Inc., also assumed certain payables of the Company approximating $730,000 and notes payable approximating $430,000. The Company has accounted for the splitoff of MBE Holding, Inc. as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. As such, the Company’s historical loss of $132,289 and $544,313 have been adjusted for comparability purposes for the three and nine months ended November 30, 2021, respectively. Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

Results of Operations

The following discussions are based on our unaudited interim condensed consolidated financial statements, including our wholly-owned subsidiary. These discussions summarize our unaudited interim consolidated financial statements for the three-month periods ended November 30, 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2022 and notes thereto included in the Form 10-K filed with the SEC on June 15, 2022.

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

Continuing Operations

Nine-Month Period Ended November 30, 2022 Compared to Nine-Month Period Ended November 30, 2021

Revenue. There was no revenue generated for the Nine Months ended November 30, 2022, as compared to $3,870 for the comparable period in 2021.

Operating expenses. During the Nine Months ended November 30, 2022, we incurred operating expenses in the amount of $29,677 compared to operating expenses incurred during nine-months ended November 30, 2021 of $185,434 (a decrease of $155,757). Operating expenses include: (i) general and administrative of $29,677 (2021: $67,886); and (ii) research and development of $0 (2021: $117,548). General and administrative expenses decreased primarily to resignation of COO and Admin Officer. Research and development expenses decreased primarily due to discontinued operations (see below).

Net loss. The Company had a net loss of $133,710 or $0.02 per share basic for Nine Months ended November 30, 2022 compared to a net loss of $544,313 or $0.10 loss per share for the Nine Months ended November 30, 2021.

Three-Month Period Ended November 30, 2022 Compared to Three-Month Period Ended November 30, 2021

Revenue. There was no revenue generated for the three months ended November 30, 2022, as compared to $0 for the comparable period in 2021.

Operating expenses.

During the quarter ended November 30, 2022, we incurred operating expenses in the amount of $19,866 compared to operating expenses incurred during quarter ended November 30, 2021 of $40,379 (a decrease of $29,513). Operating expenses include: (i) general and administrative of $19,866 (2021: $20,133); and (ii) research and development of $0 (2021: $20,246). General and administrative expenses decreased by $267. Research and development expenses decreased by $20,246 primarily due to a decrease in stock-based compensation to the President and directors of the Company.

Net loss.

The Company had net loss of $24,172 or $0.01 per share (continuing operations) for the three months ended November 30, 2022 compared to a net loss of $132,289 or $0.02 per share (continuing operations) for the three months ended November 30, 2021.

Discontinued operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc. As of June 27, 2022, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue, former majority shareholder and CEO of the Company. MBE’s historical operations consisted primarily of business holdings.

Liquidity and Capital Resources

As of November 30, 2022

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the Nine Months ended November 30, 2022, net cash flows used in operating activities was $77,210 compared to $314,660 for the Nine Months ended November 30, 2021.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the Nine Months ended November 30, 2022 was $83,699, which consisted of proceeds from loans from a third party. During the Nine Months ended November 30, 2021, cash flows provided by financing activities was $305,574, which consisted of proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended November 30, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the Nine Months ended November 30, 2022 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of November 30, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of November 30, 2022:

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of November 30, 2022, there are material weaknesses, as identified above, in our internal controls over financial reporting.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the quarter ended November 30,2022.

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

flooidCX Corp.

January 23, 2023	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

