Form 10-KT
period 2022-12-31
flooidCX Corp.
filed 2023-05-04
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2022 to December 31, 2022

0-55965

(Commission File Number)

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14747 N Northsight Blvd Suite 111-218 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 535-6643

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price as of the last business day of the Company’s most recent second quarter is:  $3,334,437

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,020,871 shares of common stock outstanding as of March 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KT into which the document is incorporated: None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KT contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of flooidCX Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Change in Fiscal Year

On December 19, 2022, our board of directors approved the change in our fiscal year end from February 28th to December 31st. As a result of this change, we are filing this Transition Report on Form 10-KT for the ten month period ended December 31, 2022. References to any of our previous fiscal years mean the fiscal year ending on February 28, 2022.

2019 Name Change

Effective March 18, 2019, we changed our name to flooidCX Corp. from Gripevine, Inc. pursuant to Certificate of Amendment to our Articles of Incorporation filed with the Nevada Secretary of State, and also changed our trading symbol to “FLCX”. The name of the Company was changed as part of its rebranding, which better reflects its new business direction into the customer care and feedback solutions space – offering easy to adapt customer care and feedback solutions to enterprises of all sizes.

Change in Control

On July 15, 2022, as a result of a private transaction, the control block of voting stock of FlooidCX Corp. (the “Company”) representing an ownership interest of approximately 90% was transferred from Richard Hue [“Seller”] to MP Special Purpose Corp.  The consideration for the shares was a cash payment of $600,000.  The source of cash consideration for the shares was personal funds of the Purchaser.  The Stock Purchase Agreement executed in connection with the Transaction provided that the prior officers and directors of the Company would resign, and new officers and directors would be appointed by the Purchaser.

On July 15, 2022 the Board of Directors accepted the resignation of Messrs. Richard Hue and Mark Vange as  directors and Officers of the Company.  At the same time, the Board elected Mr. Dennis Danzik as a director, president, treasurer, secretary, CEO and CFO of the Company.  Mr. Danzik will hold this position until he is replaced, resigns, or is removed from office.

At the time of this transaction, the Company also spun off its wholly owned subsidiary, MBE Holdings, Inc and as a result of the spin-off the business of the Company changed. (See ”Business Operations”)

BUSINESS OPERATIONS

General

The Company’s historical mission is to help other businesses bring back the conversation with customers with innovative, simple to use solutions that empower both the businesses and customers to communicate and create positive outcomes. The Company’s current mission is to acquire Quantum Energy, Inc. incorporating the resources of both Companies for the joint mission of delivering sustainable and environmentally friendly energy solutions through a low-cost energy system for most types of buildings and facilities.

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

Paid company accounts are allowed to access a more robust social customer service management system utilizing unique and proprietary features allowing them to scale the use of the system to suit their organizational needs. The paid accounts will also allow the respective company to have more control over its presence on the site and be provided access to tools for gaining market share within their industries thus expanding the channels through which they will receive and manage customer service feedback. Management intends that paid accounts will offer companies access to the customer commentary and sentiment on social media. Whether a company is large or small, there is tremendous value in being able to monitor social customer service conversations about its brand across multi-platforms under one dashboard.

Marketing Strategies

The marketing strategy is known as the freemium model approach - offering a robust “free” plan (a “freemium”) that allows small businesses to use the basic features of GripeVine and Resolution1. Management believes that this will allow the Company to rapidly gain market share, create brand awareness and increase conversion of the users to its tiered paid plans.

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

Trademarks

Certain names and logos have been trademarked. On October 16, 2012, the United States Patent and Trademark Office issued a trademark for “Gripevine”, Registration No. 4,227,471, for classes 35 and 42, which primarily is for business data analysis and electronic data collection and use of online non-downloadable proprietary software for business purposes for third parties featuring the use of such proprietary software to collect, evaluate and analyze consumer complaints and assist third parties in the resolution of such complaints.

Federal, state, common law and international rights, as well as contractual restrictions are relied on to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and agreements with our employees and contractors and confidentiality agreements with third parties.

In addition to these contractual arrangements, patent pending applications, trade secrets, copyrights, trademarks, service marks and domain names are relied on to protect intellectual property. The registration of our patents, copyrights, trademarks, service marks and domain names will be pursued in North America and in certain locations outside the United States. These marks are material to the business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the North America or other countries in which we operate. Also, the efforts to protect proprietary rights may not be sufficient or effective. Any significant impairment of  intellectual property rights could harm the business. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of intellectual property could make it more expensive to do business and harm our operating results.

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

COMPETITION

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments.  The principal competitive differentiators in the market include:

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

Given the large number, disparate sizes, and varying areas of focus of other companies with which are competitive, the business may not always compare favorably with respect to some or all of the foregoing factors. Most, if not all, of the competition have greater financial and personnel resources, as well as greater name recognition, longer operating histories, and larger marketing budgets. With the introduction of new technologies, the evolution of our products, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our suite of products to achieve significant market acceptance, any of which could harm the business. In order to improve the competitive position in the market, the focus must be in development, operations, and sales and marketing efforts on the evolving customer service needs of all organizations.

SUBSEQUENT EVENTS

On March 23, 2023 the Company entered into An Agreement and Plan of Merger (the “Agreement”) with Quantum Energy, Inc., a Nevada corporation (“QREE”). Under the terms of the Agreement, FLCX will exchange its share as follows:

QREE	FLCX

Common 6 shares	Common 1 share
Series D Preferred 1 share	Series D Preferred 1 share

Under the terms of the Merger Agreement, the surviving company will change its name from flooidCX Corp. to Quantum Energy, Inc. and management shall apply to change the trading symbol of the surviving corporation from FLCX to QREE.  In addition, as part of the merger, the officers and directors of FLCX will change.

The merger transaction is subject to regulatory approval and applications for such approval would be submitted to all applicable regulatory agencies, including the Securities and Exchange Commission and the Financial Industry Regulatory Authority.  In addition, management plans to file a registration statement on SEC Form S-4 to register the shares to be issued to the Quantum shareholders.  Under the Agreement, the transaction may not proceed in the event that holders with more than 20% of the number of outstanding shares of QREE shall dissent from the transaction.

This transaction is pending and ultimately it may or may not be consummated, and there is no assurance that the terms of the transactions will not change.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Transition Report, we do not have any unresolved staff comments from the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

The Company is located at 7543 E Tierra Buena Lane, Scottsdale, AZ 85260.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Transition Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Transition Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of April 24, 2023, there are 2,020,871 outstanding shares of our common stock of which approximately 705,588 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months or, in some cases, one year.

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB) under the symbol “BXRO”. Our trading symbol was changed to “GRPV” on February 1, 2017 and then to “FLCX” on March 15, 2019. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the last two completed fiscal years as quoted by OTC Markets stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions, but give effect to the 1-for-85 reverse stock split.

2022 Fiscal Year	High Bid	Low Bid
Fourth Quarter (10/1/2022 – 12/31/2022)	$0.60	$0.08
Third Quarter (7/1/2022 – 9/30/2022)	$0.60	$0.33
Second Quarter (4/1/2022 – 6/30/2022)	$0.61	$0.33
First Quarter (1/1/2022 – 3/31/2022)	$1.50	$0.52

2021 Fiscal Year	High Bid	Low Bid
Fourth Quarter (10/1/2021 – 12/31/2021)	$2.29	$0.48
Third Quarter (7/1/2021 – 9/30/2021)	$1.69	$0.42
Second Quarter (4/1/2021 – 6/30/2021)	$6.29	$1.19
First Quarter (1/1/2021 – 3/31/2021)	$4.25	$0.85

As of December 31, 2022, an aggregate of 2,020,871 shares of common stock were issued and outstanding and were owned by approximately 99 holders of record based on information provided by our transfer agent.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares with the expectation that you will receive dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of the most recently completed fiscal year, the following were authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	––	$––	––
Equity compensation plans not approved by security holders	––	$––	––
Total	––		––

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Olde Monmouth Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

ISSUER PURCHASES OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear under Item 8 in this Transition Report on Form 10-KT. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Transition Report on Form 10-KT. The combined financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended February 28, 2022

Revenue. We generated revenues of $0 for the fiscal year ended December 31, 2022, as compared to $3,870 for the fiscal year ended February 28, 2022.

Operating expenses: During fiscal year ended December 31, 2022, we incurred operating expenses in the amount of $33,507 compared to operating expenses incurred during fiscal year ended February 28, 2022 of $222,727, a decrease of $189,220. Operating expenses include: (i) general and administrative of $33,507 (2022: $93,813); and (ii) research and development of $0 (2022: $128,914). General and administrative expenses decreased by $60,306, primarily due to decrease in stock-based compensation. Research and development expenses decreased by $128,914 due primarily to decrease in research in development and redirection of focus.

Net loss from discontinued operations: Net loss from discontinued operations was $173,201 for the fiscal year ended December 31, 2022 compared to $608,424 for the fiscal year ended February 28, 2022. This reduction was due to the reduction of costs deployed to prior developmental operational campaigns and in preparation to combine into the energy sector.

Net loss: The Company had a net loss of $13,006 or $0.00 per share for the fiscal year ended December 31, 2022 compared to $838,833 or $0.42 per share for the fiscal year ended February 28, 2022.

Ten Months Ended December 31, 2022 Compared to Ten Months Ended December 31, 2021

Revenue. We generated revenues of $0 for the fiscal year ended December 31, 2022, as compared to $3,870 for the ten months ended December 31, 2021.

Operating expenses: During fiscal year ended December 31, 2022, we incurred operating expenses in the amount of $33,507 compared to operating expenses incurred during ten months ended December 31, 2021 of $186,574, a decrease of $153,067. Operating expenses include: (i) general and administrative of $33,507 (December 2021: $69,026); and (ii) research and development of $0 (December 2021: $117,548). General and administrative expenses decreased by $35,519, primarily due to decrease in stock-based compensation. Research and development expenses decreased by $117,548 due primarily to decrease in research in development and redirection of focus.

Net loss from discontinued operations: Net loss from discontinued operations was $173,201 for the fiscal year ended December 31, 2022 compared to $394,572 for the fiscal year ended December 31, 2021.

Net loss: The Company had a net loss of $13,006 or $0.00 per share for the fiscal year ended December 31, 2022 compared to $584,910 or $0.32 per share for the fiscal year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2022

As of December 31, 2022, our current assets were $0 (2/2022 - $8,320) and our current liabilities were $3,898,489 (2/2022 $5,037,472), which resulted in a working capital deficit of $3,898,489 (2/2022 - $5,037,472). Our current assets were comprised of: $0 (2/2022 - $332) in cash; and $0 (2/2022 - $7,988) in current assets of discontinued operations. Our current liabilities were comprised of: $25,989 (2/2022 - $40,478) in accounts payable and accrued liabilities; $0 (2/2022 - $3,002,885) in note payable; $3,872,500 (2/2022 - $1,240,567) loans and notes payable – related parties; and $0 (2/2022 - $753,542) in current liabilities of discontinued operations.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the fiscal year ended December 31, 2022, net cash flows used in operating activities was $84,031 compared to $405,446 for fiscal year ended February 28, 2022. The use of cash in operating activities is consistent with the prior year given the Company did not have any significant changes in its operations.

Cash Flows from Investing Activities

We used cash of $0 in investing activities during the fiscal year ended December 31, 2022, which consisted of the purchase of equipment. In comparison, cash of $812 was used during the fiscal year ended February 28, 2022 for the purchase of equipment.

Cash Flows from Financing Activities

Net cash flows provided from financing activities during the fiscal year ended December 31, 2022 was $83,699, which consisted of $83,699 in proceeds from loans and $0 in proceeds from related party loans. During the fiscal year ended February 28, 202, cash flows provided by financing activities was $401,111, which consisted of $298,144 in proceeds from loans and $102,967 in proceeds from related party loans.

Material Commitments

Other than our notes payable, disclosed in Note 3 to our financial statements, we have no material commitments.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

At December 31, 2022, we had a working capital deficit of $3,898,489 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in Note 2 of the Notes to the Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year ended December 31, 2022 or which are expected to impact future periods as follows:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLOOIDCX CORP.

Consolidated Financial Statements

Period Ended December 31, 2022 and year ended February 28, 2022

(Expressed in US dollars)

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders’ of flooidCX Corp.

flooidCX Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of flooidCX Corp. (the "Company") as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the ten-month period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the ten-month period then ended in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operating activities andat December 31, 2022, had a total stockholders’ deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2022

Irvine, CA

May 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of flooidCX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of flooidCX Corp. (the “Company”) as of February 28, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2022, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We served as the Company’s auditor from 2019 to 2022.

Vancouver, Canada

June 14, 2022

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31,	February 28,
	2022	2022

ASSETS
Current Assets
Cash	$—	$332
Current Assets of Discontinued Operations	—	7,988

Total Current Assets	—	8,320

Property and Equipment, Net - Discontinued Operations	—	12,195

Total Assets	$—	$20,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$25,989	$40,478
Note Payable	—	2,955,635
Loans and Notes Payable - Related Parties	3,872,500	1,240,567
Current Liabilities of Discontinued Operations	—	800,792

Total Current Liabilities	3,898,489	5,037,472

Total Liabilities	3,898,489	5,037,472

Stockholders’ Deficit
Preferred Stock Series A - $0.001 Par; 20,000,000 Shares Authorized, 1,000,000 Issued and Outstanding	1,000	1,000
Common Stock - $0.001 Par; 300,000,000 Shares Authorized, 2,020,871 Issued and Outstanding	2,021	2,021
Common Stock Issuable (Note 6)	19,616	19,616
Additional Paid-In-Capital	53,096,096	51,875,727
Accumulated Other Comprehensive Income	—	88,895
Accumulated Deficit	(57,017,222)	(57,004,216)

Total Stockholders’ Deficit	(3,898,489)	(5,016,957)

Total Liabilities and Stockholders’ Deficit	$—	$20,515

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	For the Ten Months Ended	For the Twelve Months Ended
	December 31,	February 28,
	2022	2022

Revenue	$—	$3,870

Operating Expenses
General and Administrative	33,506	93,813
Research and Development	—	128,914

Total Operating Expenses	33,506	222,727

Loss Before Other Expense	(33,506)	(218,857)

Other Income and (Expense)
Interest Expense	(13,756)	(11,552)
Gain on Foreign Currency Transactions	207,457	—

Total Other Income and (Expense)	193,701	(11,552)

Net Income (Loss) from Continuing Operations	160,195	(230,409)

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	(173,201)	(608,424)

Net Loss from Discontinued Operations	(173,201)	(608,424)

Net Loss	(13,006)	(838,833)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	(379)
Foreign Currency Translation Gain (Loss) on Discontinued Operations	(26,037)	14,764

Comprehensive Loss	$(39,043)	$(824,448)

Weighted Average Number of Common Shares -
Basic	2,020,871	1,997,682
Diluted	102,020,871	1,997,682
Net Income (Loss) Per Common Shares - Basic
Income (Loss) from Continuing Operations	$0.08	$(0.12)
Loss from Discontinued Operations	(0.09)	(0.30)
	$(0.01)	$(0.42)
Net Income (Loss) Per Common Shares - Diluted
Income (Loss) from Continuing Operations	$—	$(0.12)
Loss from Discontinued Operations	(0.09)	(0.30)
	$(0.09)	$(0.42)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

							Accumulated
	Series A Preferred Stock		Common Stock		Common	Additional	Other		Total
	$0.001 Par		$0.001 Par		Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit

Balance - March 1, 2021	1,000,000	$1,000	1,976,218	$1,976	$19,497	$51,728,412	$74,510	(56,165,383)	$(4,339,988)

Shares Returned and Cancelled	—	—	(23,561)	(23)	—	23	—	—	—

Fair Value of Shares to be Issued for Services	—	—	—	—	39,879	—	—	—	39,879

Fair Value of Shares Issued for Services	—	—	68,214	68	(39,760)	39,692	—	—	—

Fair Value of Stock Options Granted	—	—	—	—	—	107,600	—	—	107,600

Foreign Exchange Translation Loss	—	—	—	—	—	—	14,385	—	14,385

Net Loss	—	—	—	—	—	—	—	(838,833)	(838,833)

Balance - February 28, 2022	1,000,000	1,000	2,020,871	2,021	19,616	51,875,727	88,895	(57,004,216)	(5,016,957)

Foreign Exchange Translation Loss	—	—	—	—	—	—	(26,037)	—	(26,037)

Split-off	—	—	—	—	—	1,220,369	(62,858)	—	1,157,511

Net Loss	—	—	—	—	—	—	—	(13,006)	(13,006)

Balance - December 31, 2022	1,000,000	$1,000	2,020,871	$2,021	$19,616	$53,096,096	$—	(57,017,222)	$(3,898,489)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Ten Months Ended	For the Twelve Months Ended
	December 31,	February 28,
	2022	2022

Cash Flows from Operating Activities

Net Loss	$(13,006)	$(838,833)

Non-Cash Adjustments:
Depreciation	—	4,056
Shares issued/issuable for services	—	39,879
Stock Based Compensation	—	107,600
Gain on Foreign Currency Transactions	(207,457)
Changes in Assets and Liabilities:
Accounts Receivable	—	7,380
Prepaid Expenses and Deposits	—	8
Accounts Payable and Accrued Liabilities	41,785	78,135
Due to Related Parties	94,647	196,329

Net Cash Flows Used In Operating Activities	(84,031)	(405,446)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	(812)

Net Cash Used in Investing Activities	—	(812)

Cash Flows from Financing Activities
Proceeds from Loans Payable	83,699	298,144
Proceeds from Related Party Loans	—	102,967

Net Cash Flows Provided By Financing Activities	83,699	401,111

Effects of Foreign Exchange Rate Changes on Cash	-	4,483

Net Change in Cash	(332)	(664)

Cash – Beginning of Year	332	1,251

Cash – End of Year	$-	$332

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transactions
Increase in Equity and Decrease in Liabilities Related to Split-off	$1,157,511	$—

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

(Expressed in U.S. Dollars)

1. Nature of Operations and Continuance of Business

FlooidCX Corp. (formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. Prior to the split-off of the MB Holdings, Inc. (“MB Holdings”), subsidiary, the Company was in the business of developing and building an online resolution platform.

Effective June 27, 2022, the Company entered into a split-off agreement with its President and majority shareholder at the time, and MP Special Purpose Corporation (“MP Special”).  As part of the agreement the Company transferred its equity interest in MB Holdings, Inc., to the majority shareholder, and the majority shareholder transferred his equity interest in the Company to MP Special in exchange for $600,000.  In addition, as part of the transaction, the parties agreed that certain specified debt would remain or be transferred to Flooidcx Corp., and that other specific debt would remain or be transferred to MBE Holdings.  Because the Company’s majority shareholder was involved in this transaction, it has been treated as common control transaction, and therefore, the derecognition of the net liabilities of MB Holdings were accounted for as an equity transaction rather than a gain. After the split-off of MBE Holdings, the Company had no operating activities.  However, in March 2023, the Company entered into a merger agreement with Quantum Energy, Inc., (See Note 9).

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of December 31, 2022, the Company did not have any operations generating revenue and had stockholders’ deficit of $3.9 million, and was in default of certain loans payable.  (refer to Note 3).  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities: Resolution 1, Inc. a wholly-owned subsidiary, and MBE Holdings, Inc., an entity that was wholly-owned subsidiary until the date of the split-off.  After the split-off MBE Holdings, Inc. was derecognized in the Company’s financial statements, and the activity of MBE Holdings, Inc. after the date of the split-off is not included in the accompanying financial statements.

All inter-company balances and transactions have been eliminated.

(b) Discontinued Operations

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with the MB Holdings are reported in discontinued operations in the accompanying consolidated statements of operations. See Note 6 – Discontinued Operations for further details.

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

(d) Recent Accounting Pronouncements

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

(e) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of December 31, 2022 and February 28, 2022 consist of 100,000,000 common stock equivalents related to convertible preferred stock.

(f)  Foreign Currency Translation

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

The accounts of MBE (discontinued operations) and Resolution 1 are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income. In connection with split-off in June 2022, the Company derecognized the accumulated foreign currency translation gain of $62,858. In addition, as December 31, 2022, the assets and liabilities of Resolution 1 were nominal, and therefore, there was no accumulated foreign currency translation amount for this entity.

3. Notes Payable & Loans - Related Parties

At December 31, 2022, the Company owed $3,728,586 to related parties, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc. (“Quantum”) (see Note 9), a company with common board members, and also another company that is controlled by one of Quantum’s board members.

At December 31, 2022, the Company owed $143,914 to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand.

At February 28, 2022, the Company owed $2,295,443 which is non-interest bearing, unsecured, and due on demand.

At February 28, 2022, the Company owed $660,192 which is unsecured, non-interest bearing, unsecured, and due on demand.

At February 28, 2022, the Company owed a total of $1,240,576 to its President, at the time, and his spouse. The notes were non interest bearing and due on demand. In connection with the split-off, these notes were assigned to a company affiliated with Quantum.

4. Other Related Party Transactions

(a)

At December 31, 2022, and February 28, 2022 the Company owed $nil (February 2022 - $27,999) to the Chief Operating Officer (“COO”) of the Company. The amount owing is included in accounts payable and accrued liabilities. During the ten months ended December 31, 2022 and the year ended February 28, 2022, the Company incurred $nil (February 2022 – $40,703) in research and development fees to the COO of the Company.

(b)

During the ten months ended December 31, 2022 and the year ended February 28, 2022, the Company incurred $nil (February 2022 – $191,544) in research and development fees to the President of the Company.

(c)

During the ten months ended December 31, 2022 and the year ended February 28, 2022, the Company incurred $nil (February 2022 - $23,943) in administrative fees, which is included in general and administrative expense, to the office manager who is also the spouse of the President of the Company.

(d)

During the ten months ended December 31, 2022 and the year ended February 28, 2022, the Company recognized stock-based compensation of $nil (February 2022 - $128,913) to the President, COO and directors of the Company. The Company also recognized stock-based compensation of $nil (February 2022 - $18,566) in general and administrative to the spouse of the President of the Company.

5. Equity

The following table summarizes the continuity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance – February 28, 2022	353,956	$17.00	$-
Expired	(353,956)	17.00	-
Balance – December 31, 2022	–	$-	$-

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were 1,000,000 shares of Series A outstanding at December 31, 2022.

Preferred A:

•	In the event of acquisition of the Company, the preferred stockholder will receive 20% of the aggregate valuation of such merger.
•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.

6. Discontinued Operations

On June 27, 2022, the Company finalized the split-off of MBE Holdings, Inc., and as part of the split-off agreement notes payable of MBE Holdings, Inc. totaling approximately $4 million, were assumed by Flooid and the original creditors assigned their rights in the notes payable to an affiliated entity of Quantum.

In connection with the transaction the Company derecognized $1,158,000 of liabilities, including $461,000 of accounts payable and accrued liabilities and $696,000 of notes payable.  The substantial portion of these liabilities were assumed by MBE Holding, Inc.

The Company has accounted for the Split-off of MBE Holding, Inc. as discontinued operations in accordance with ASC No. 205-20, Discontinued Operations.

Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

The following financial information presents the statements of operations of MBE Holdings, Inc. for the ten months ended December 31, 2022 and the twelve months ended February 28, 2022.

	Ten Months Ended December 31, 2022	Twelve Months Ended February 28, 2022
TOTAL REVENUE	$-	$49,840
OPERATING EXPENSES
General and administrative expense	34,752	250,457
Research and development	138,449	407,807
TOTAL OPERATING EXPENSES	173,201	658,264
OPERATING LOSS	173,201	608,424
Finance Costs	-	-

NET LOSS OF DISCONTINUED OPERATIONS	$(173,201)	$(608,424)

At February 28, 2022, current liabilities of discontinued operations consisted of accounts payable and accrued liabilities of $320,417 and notes payable of $480,375.

Depreciation was approximately $0 and $3,900 for the ten months ended December 31,2022 and for the twelve months ended February 28, 2022, respectively.

The consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations.  Depreciation expense of the discontinued operations in the prior period was $3,900. There was no amortization, capital expenditures, or other significant operating and investing noncash activity in the prior period.

7. Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	Ten Months Ended December 31, 2022 $	Twelve Months Ended February 28, 2022 $

Net loss before taxes	(13,006)	(838,833)
Statutory tax rate	21%	21%

Expected income tax recovery	(2,731)	(176,155)
Permanent differences and other	-	25,058
Change in valuation allowance	2,731	151,097

Income tax provision	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at December 31, 2022 and February 28, 2021 are comprised of the following:

	As of December 31, 2022 $	As of February 28, 2022 $

Net operating losses carried forward	2,556,813	2,554,082
Valuation allowance	(2,556,813)	(2,554,082)

Net deferred tax asset	-	-

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

8. Transition Period Comparative Data

FLOOIDCX CORP.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	For the Ten Months Ended	Unaudited For the Ten Months Ended
	December 31,	December 31,
	2022	2021

Revenue	$—	$3,870

Operating Expenses
General and Administrative	33,506	69,026
Research and Development	—	—

Total Operating Expenses	33,506	69,026

Loss Before Other Expense	(33,506)	(65,156)

Other Income and (Expense)
Interest Expense	(13,756)	(7,634)
Gain on Foreign Currency Transactions	207,457	—

Total Other Income and (Expense)	193,701	(7,634)

Net Income (Loss) from Continuing Operations	160,195	(72,790)

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	(173,201)	(512,120)

Net Loss from Discontinued Operations	(173,201)	(394,572)

Net Loss	(13,006)	(584,910)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	(3,638)
Foreign Currency Translation Gain (Loss) on Discontinued Operations	(27,776)	14,764

Comprehensive Loss	$(40,782)	$(573,784)

Weighted Average Number of Common Shares -
Basic	2,020,871	1,997,682
Diluted	102,020,871	1,997,682
Net Income (Loss) Per Common Shares - Basic
Income (Loss) from Continuing Operations	$0.08	$(0.12)
Loss from Discontinued Operations	(0.09)	(0.20)
	$(0.01)	$(0.32)
Net Income (Loss) Per Common Shares - Diluted
Income (Loss) from Continuing Operations	$-	$(0.12)
Loss from Discontinued Operations	(0.09)	(0.30)
	$(0.09)	$(0.32)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Ten Months Ended	For the Ten Months Ended
	December 31,	December 31,
	2022	2021

Cash Flows from Operating Activities

Net Loss	$(13,006)	$(584,910)

Non-Cash Adjustments:
Depreciation	—	—
Shares issued/issuable for services	—	39,879
Stock Based Compensation	—	107,600
Gain on Foreign Currency Transactions	(207,457)	—
Changes in Assets and Liabilities:
Accounts Receivable	—	7,380
Prepaid Expenses and Deposits	—	(1,167)
Accounts Payable and Accrued Liabilities	41,785	(21,994)
Due to Related Parties	94,647	98,272

Net Cash Flows Used In Operating Activities	(84,031)	(354,940)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	—

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Loans Payable	83,699	276,252
Proceeds from Related Party Loans	—	81,075

Net Cash Flows Provided By Financing Activities	83,699	357,327

Effects of Foreign Exchange Rate Changes on Cash	—	(3,638)

Net Change in Cash	(332)	(1,251)

Cash - Beginning of Year	332	1,251

Cash - End of Year	$—	$—

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transactions
Increase in Equity and Decrease in Liabilities Related to Split-off	$1,157,511	$—

(The accompanying notes are an integral part of these consolidated financial statements)

9. Subsequent Events

On March 29, 2023 FlooidCX Corp. (“FLCX”), a Nevada corporation entered into An Agreement and Plan of Merger (the “Agreement”) with Quantum Energy, Inc., a Nevada corporation (“QREE”). Under the terms of the Agreement, the shares of QREE will be exchanged for the shares of FLCX on the following basis:

QREE	FLCX

Common 6 shares	Common 1 share
Series D Preferred 1 share	Series D Preferred 1 share

Under the terms of the Merger Agreement, the surviving company will change its name from flooidCX Corp. to Quantum Energy, Inc. and management shall apply to change the trading symbol of the surviving corporation from FLCX to QREE.

Also, under the terms of the Merger Agreement, the following individuals will be named in the surviving corporation to the positions listed beside their names below:

i.	William Hinz will serve as Chairman of the Board of Directors, and Director.
ii.	Dennis M. Danzik will serve as Executive Chairman, Director and President.
iii.	Craig Kitchen will serve as Chief Operating Officer and shall remain as a Director.
iv.	William Westbrook will serve as Chief Financial Officer and will remain as a Director.
v.	Douglas Bean will serve as Executive Vice President of Finance and Director.
vi.	Anthony Ker shall serve as a Director.
vii.	Dustin Hamby will serve as Executive Vice President – Operations

The Agreement contains representations and warranties of the parties that are common to such agreements.  The merger transaction is subject to regulatory approval and applications for such approval would be submitted to all applicable regulatory agencies, including the Securities and Exchange Commission and the Financial Industry Regulatory Authority.  In addition, management plans to file a registration statement on SEC Form S-4 to register the shares to be issued to the Quantum shareholders.  Under the Agreement, the transaction may not proceed in the event that holders with more than 20% of the number of outstanding shares of QREE shall dissent from the transaction.  Certain members of the management of FLCX are also members of the management of QREE. The Merger is nearing the filing of SEC Form S-4, SEC and FINRA comments, and Nevada state corporate filings to complete.

Inductance Energy Corporation, (“IE”), of Wyoming, shall be operated as a subsidiary of the surviving entity, currently IE is operated as a subsidiary of Quantum Energy, Inc. Shareholders of Inductance Energy Corporation will retain their current shareholding in IE.

In connection with the transaction, the company established additional series of preferred stock, summarized as follows:

Preferred B: (1,000,000 shares authorize):

•	The stockholder can convert each share of preferred stock into 30 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.

Preferred C: (1,000,000 shares authorize):

•	The stockholder cannot convert into common stock; and
•	Each holder of preferred stock shall be entitled to cast 100 votes.

Preferred D; (1,000,000 shares authorize):

•	The stockholder can convert each share of preferred stock into 10 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system which was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)(2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below:

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

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this transition report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Dennis M Danzik	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	59
Craig Kitchen	Director	72
William Westbrook	Director	47

The biographies of the directors and officers are set forth below as follows:

Dennis M Danzik.

Dennis Danzik has been the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a director of the Company since July 15, 2022.

Dennis M. Danzik is a research engineer by profession, and has been practicing in product development and related investment opportunities since 1981. Mr. Danzik holds a degree in industrial engineering, and completed post studies at Sloan/MIT in product development (2009) and is currently a student at the Harvard Medical School (HMX) in biochemistry. Mr. Danzik’s expertise is in olefins, including polyethylenes and polypropylenes including recycling methodologies in thermoplastics. Mr. Danzik holds US and foreign patents in thermosets, thermoplastics and composites. Mr. Danzik’s public company experience spans more than 30 years with directorships held on companies listed om the American, OTC, London, German, TSX.V, and the ASX in Australia. Mr. Danzik has also served as CEO, and engineering and sciences director on several public companies. Since 2009, Mr. Danzik’s work has been primarily in the oil and gas industry, wastewater treatment, materials recovery and magnetics.

Craig Kitchen

Craig Kitchen served as the Chief Commercial Officer for IAR Aircraft Services from August 2017 to September 2018. IAR Aircraft Services operates a fleet of C-130 aircraft in support of private global airlift and forest fire suppression.

Mr. Kitchen served as Chief Commercial/Operations Officer for MD Helicopters (fmr. McDonnell Douglas Helicopter) from July 2007 to August 2017. His responsibilities included overseeing the development of commercial and military aircraft contracts.

Mr. Kitchen has extensive public and private experience in finance. Prior to his retirement in 2017, from MD Helicopters, he was responsible for and signed a contract with the United States Army for $1.34 billion. Mr. Kitchen also served as Chief Executive Officer of Eagle Picher from 2002 to 2005.

Mr. Kitchen earned a Bachelor of Science degree from the United States Air Force Academy in 1974 and is a retired United States Airforce flight officer, flight instructor, and combat veteran.

Mr. Kitchen also earned a Masters of Business Administration from the University of Northern Colorado in 1982.

William Westbrook

William Westbrook is currently an independent director on the Board of flooidCX Corp elected on August 8, 2022.

Mr. Westbrook currently serves as CFO for Quantum Energy Inc. and he has held that position since December 9, 2020.  From September 2014 until December 2019 Mr. Westbrook served as CEO of SoOum Corp., a company traded on OTC-Pink.

From July 2008 to December 2014 Mr. Westbrook worked as CEO of Estmar Global Inc., an international trading company specializing in the delivery of commodities to frontier markets and areas of conflict.

From March 2008 to July 2008 Mr. Westbrook worked as Workforce Performance Consultant to Aspen Technologies in Burlington Massachusetts and beginning in February 2007 to March 2008 he served  as the National Budget Director for the Romney for President Campaign.

From 2005 to 2007 Mr. Westbrook worked as Assistant Controller for Lennar Corporation’s land development division in Tucson Arizona.

From 2001 to March 2006 Mr. Westbrook worked for family business in land development.

In 2001 Mr. Westbrook earned a Bachelor of Arts degree in Economics from the Brigham Young University, which is located in Provo Utah.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 2022, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CORPORATE GOVERNANCE MATTERS

Audit Committee

As of the date of this Transition Report, we do not have an audit committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

As of the date of this Transition Report, we do not have any independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal years ended December 31, 2022 and February 28, 2022, our officers and directors earned compensation as per below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended December 31, 2022 and February 28, 2022. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Richard Hue (Chief Executive Officer, President,	12/2022	-0-	-0-	-0-	-0-	-0-
Richard Hue, Treasurer, Chief Financial Officer)(1)	2/2022	-0-	-0-	-0-	-0-	-0-
Dennis Danzik (Chief Executive Officer, President,	12/2022	-0-	-0-	-0-	-0-	-0-
Dennis Danzik, Treasurer, Chief Financial Officer)(2)	2/2022	-0-	-0-	-0-	-0-	-0-

___________

(1)	Mr. Hue served in these capacities since October 20, but he resigned on July 15, 2022 (See, “Subsequent Events”).
(2)	Mr. Danzik served in these capacities since July 15, 2022, and has not taken compensation since taking office (See, “Subsequent Events”).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Not applicable.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of our executive officers or directors are parties to an employment contract.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2022, regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 2,020,871 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding as of December 31, 2022.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)	PERCENT OF SHARES BENEFICIALLY OWNED (1)

	Common	840,599	42
MP Special Purpose Corp. (2)	Series A Preferred	1,000,000	100%

__________

(1)	MP Special Purpose Corp., is owned by Douglas Bean

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

As of December 31, 2022, the Company owed $3,872,500 to a related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	Dec. 2022	Feb. 2022
Audit fees	$75,000	$22,127
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-KT:

Exhibit Number	Description

3.1.1	Current Articles of Incorporation as amended.*

3.1.2	Current Bylaws of flooidCX Corp. as amended.*

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.2	Bylaws of flooidCX Corp. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ____________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Included as an Exhibit to this filing

ITEM 16. FORM 10-KT SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

flooidCX Corp.

May 3, 2023	By:	/s/ Dennis M Danzik
Dennis M. Danzik. Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below appoints Dennis M Danzik as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-KT of flooidCX Corp., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dennis M Danzik	Director, Chief Executive	May 3, 2023
Dennis M Danzik	Officer/Chief Financial Officer

/s/ Craig Kitchen	Director	May 3, 2023
Craig Kitchen

/s/ William Westbrook	Director	May 3, 2023
William Westbrook

