Form 10-Q
period 2023-03-31
flooidCX Corp.
filed 2023-06-09
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

flooidCX Corp.
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3690 Howard Hughes Parkway Suite 500 Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

(702) 323-6455

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of May 9, 2023, there were 2,020,871 shares of our common stock issued and outstanding, par value $0.001.

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

Three Months Ended March 31, 2023

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

4

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$26,421	$25,989
Loans and Notes Payable - Related Parties	3,960,133	3,872,500

Total Current Liabilities	3,986,554	3,898,489

Total Liabilities	3,986,554	3,898,489

Stockholders’ Deficit

Preferred A Stock - $0.001 Par; 20,000,000 Shares Authorized, 1,000,000 Issued and Outstanding	1,000	1,000
Preferred B Stock - $0.001 Par; 1,000,000 Shares Authorized, 915,400 and -0- Issued and Outstanding, Respectively	915
Preferred C Stock - $0.001 Par; 1,000,000 Shares Authorized, 915,000 and -0- Issued and Outstanding, Respectively	915
Common Stock - $0.001 Par; 300,000,000 Shares Authorized, 2,020,871 Issued and Outstanding	2,021	2,021
Common Stock Issuable (Note 6)	19,616	19,616
Additional Paid-In-Capital	54,100,986	53,096,096
Deposit on potential merger	(1,006,720)	-
Accumulated Deficit	(57,105,287)	(57,017,222)

Total Stockholders’ Deficit	(3,986,554)	(3,898,489)

Total Liabilities and Stockholders’ Deficit	$-	$—

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

For the Three Months Ended March 31,	2023	2022

Revenue	$—	$—

Operating Expenses
General and Administrative	78,750	28,984
Research and Development	—	11,366

Total Operating Expenses	78,750	40,350

Loss Before Other Expenses	(78,750)	(40,350)

Other Expenses
Loss on Foreign Currency Transactions	(5,052)	(3,189)
Interest Expense	(4,263)	(3,917)

Total Other Expenses	(9,315)	(7,106)

Net Loss for the Period from Continuing Operations	(88,065)	(47,456)

Net Loss for the Period from Discontinued Operations
Operating Loss on Discontinued Operations	—	(133,232)

Net Loss for the Period from Discontinued Operations	—	(133,232)

Net Loss for the Period	(88,065)	(180,688)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	—
Foreign Currency Translation Gain (Loss) on Discontinued Operations	—	—

Comprehensive Loss	$(88,065)	$(180,688)

Weighted Average Number of Common Shares -
Basic	2,020,871	2,020,871
Diluted	2,020,871	2,020,871
Net Income (Loss) for the Period Per Common Shares - Basic
Income (Loss) from Continuing Operations	$(0.04)	$(0.02)
Loss from Discontinued Operations	-	(0.07)
	$(0.04)	$(0.09)
Net Income (Loss) for the Period Per Common Shares - Diluted
Income (Loss) from Continuing Operations	$(0.04)	$(0.02)
Loss from Discontinued Operations	-	(0.07)
	$(0.04)	$(0.09)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 - UNAUDITED

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Common	Additional	Deposit on	Accumulated Other		Total
	$0.001 Par		$0.001 Par		$0.001 Par		$0.001 Par		Stock	Paid-In	Potential	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Merger	Income	Deficit	Deficit

Balance - January 1, 2022	1,000,000	$1,000	—	$—	—	$—	1,976,218	$1,976	$19,497	$51,728,412		$74,510	$(56,165,383)	$(4,339,988)

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—		—	(180,688)	(180,688)

Balance - March 31, 2022	1,000,000	$1,000	—	$—	—	$—	1,976,218	$1,976	$19,497	$51,728,412		$74,510	$(56,346,071)	$(4,520,676)

Balance - January 1, 2023	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$53,096,096		$—	(57,017,222)	$(3,898,489)

Preferred Shares Issued in Exchange for Note Receivable	—	—	915,400	915	915,000	915	—	—	—	1,004,890	(1,006,720)	—	—	—

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—		—	(88,065)	(88,065)

Balance - March 31, 2023	1,000,000	$1,000	915,400	$915	915,000	$915	2,020,871	$2,021	$19,616	$54,100,986	$(1,006,720)	$—	$(57,105,287)	$(3,986,554)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

For the Three Months Ended March 31,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(88,065)	$(180,688)

Non-Cash Adjustments:
Loss on Foreign Currency Transactions	5,052	3,189
Stock Based Compensation	—	—
Changes in Assets and Liabilities:
Accounts Payable and Accrued Liabilities – Discontinued Operations	433	39,097
Due to Related Parties	82,580	45,573

Net Cash Flows Used In Operating Activities	—	(92,829)

Cash Flows from Investing Activities

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities

Proceeds from Loans Payable	—	92,242

Net Cash Flows Provided By Financing Activities	—	92,242

Effects of Foreign Exchange Rate Changes on Cash	—	—

Net Change in Cash	—	(587)

Cash - Beginning of Period	—	587

Cash - End of Period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—
Non-cash Issuance of Preferred Stock for deposit on potential merger	$1,006,720	$-

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

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

Effective June 27, 2022, the Company entered into a split-off agreement with its President and majority shareholder at the time, and MP Special Purpose Corporation (“MP Special”). As part of the agreement the Company transferred its equity interest in MB Holdings, Inc., to the majority shareholder, and the majority shareholder transferred his equity interest in the Company to MP Special in exchange for $600,000. In addition, as part of the transaction, the parties agreed that certain specified debt would remain or be transferred to Flooidcx Corp., and that other specific debt would remain or be transferred to MBE Holdings. Because the Company’s majority shareholder was involved in this transaction, it has been treated as common control transaction, and therefore, the derecognition of the net liabilities of MB Holdings were accounted for as an equity transaction rather than a gain. After the split-off of MBE Holdings, the Company had no operating activities. However, in March 2023, the Company entered into a merger agreement with Quantum Energy, Inc., (See Note 7).

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of March 31, 2023, the Company did not have any operations generating revenue and had stockholders’ deficit of $4.0 million, and was in default of certain loans payable. (refer to Note 3). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 29, 2023 FlooidCX Corp. (“FLCX”), a Nevada corporation entered into An Agreement and Plan of Merger (the “Agreement”) with Quantum Energy, Inc., a Nevada corporation (“QREE”). (See Note 7)

2. Significant Accounting Policies

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

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condenses consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain information included in the Company’s Annual Report on Form 10-KT for the period ended December 31, 2022. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-KT.

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

(d) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 31, 2022.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(e) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Potentially dilutive shares outstanding as of March 31, 2023 and December 31, 2022 consist of 127,450,000 common stock equivalents related to convertible Preferred series A and B stock.

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

3. Notes Payable & Loans - Related Parties

At March 31, 2023 and December 31, 2022, the Company owed $3,816,076 and $3,728,586 to related parties, respectively, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc. (“Quantum”) (see Note 7), a company with common board members, and also another company that is controlled by one of Quantum’s board members.

At March 31, 2023 and December 31, 2022, the Company owed $144,057 and $143,914, respectively, to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand.

4. Other Related Party Transactions

During the three months ended March 31, 2023 and 2022, the Company incurred $nil (2022 – $47,196) in research and development fees paid to the President of the Company.

During the three months ended March 31, 2023 and 2022, the Company issued 915,000 Preferred Series B and 915,000 Preferred Series C shares with a fair value of  $1,006,720 (2021 – $-nil-) to its incoming management and board as part of the Agreement. Such estimate of fair value is based on the super voting rights of the Series C and  the equivalent number of common shares of Series B, which has been recorded as contra equity as such relate to transactions with the Company's officer and other shareholders. If the Merger closes, such consideration will be accounted for in the transaction. As of the filing date of this Form 10-Q, the Company expects the Merger to close in Q3 2023.

5. Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were 1,000,000 shares of Series A outstanding at March 31, 2023 and December 31, 2022.

Preferred A:

•	In the event of acquisition of the Company, the preferred stockholder will receive 20% of the aggregate valuation of such merger.
•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.

In connection with the potential merger (See Note 7), the company established additional series of preferred stock, summarized as follows:

Preferred B: (1,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 30 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes; and
•	During the period ended March 31, 2023 915,400 shares were issued, and
•	Liquidation preference of thirty times Common

Preferred C: (1,000,000 shares authorized):

•	The stockholder cannot convert into common stock; and
•	Each holder of preferred stock shall be entitled to cast 100 votes; and
•	During the period ended March 31, 2023 915,000 Preferred Series C shares were issued, and
•	No Liquidation preferences.

Preferred D; (1,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 10 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes; and
•	Please refer to (“Subsequent Events”) below, and
•	Liquidation preference of thirty times Common.

Preferred E; (2,000,000 shares authorized):

•	Please refer to (“Subsequent Events”) below.

6. Discontinued Operations

(A)

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

(B)	Discontinued Operations For 2022 The following financial information presents the statement of operations of MBE Holdings for the three months ended March 31, 2022:

Total Revenue	$-
General & Administrative Expense	$26,176
Research & Development	$107,056
Operating Loss	$(133,232)
Finance Loss	$-
Net Loss From Discontinued Operations	$(133,232)

There was no depreciation expense for the period

The consolidated statement of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. There was no amortization, capital expenditures, or other significant operating and investing noncash activity in the prior period.

7. Potential Merger

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

Under the terms of the Agreement, the surviving company will change its name from flooidCX Corp. to Quantum Energy, Inc. and management shall apply to change the trading symbol of the surviving corporation from FLCX to QREE.

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

8. Subsequent Events

On May 19, 2023 the Company issued 3,000 Preferred D shares to Michael Halverson TTEE of The Five Star Trust for marketing to potential distributorships.

On May 22, 2023 amended its articles to:

•	Preferred Series C by changing the voting to a basis of Two Hundred Fifty (250) votes per Series C share of stock as compared to One (1) vote per share of common stock. – ie. 250 to 1 bases, from 100 to 1 basis.

•	Preferred Series D by changing the conversion ratio to one (1) share of Series D Stock for One Hundred (100) shares of Common Stock.

•	Preferred Series E by authorizing 2,000,000 shares at $0.001 par value, with no voting rights, and a conversion ratio of one (1) share of Series E Stock for Ten (10) shares of Common Stock and liquidation preference of ten times Common.

On May 24, 2023 at the agreement of MP Special Purposes Corporation, the Company cancelled 1,000,000 of its Preferred Series A shares held by MP Special Purposes Corporation.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month periods ended March 31, 2023 and 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Form 10-KT filed with the SEC on May 04, 2023.

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

Three-Month Period Ended March 31, 2023 Compared to Three-Month Period Ended March 31, 2022

Revenue.

There was no revenue generated for the three months ended March 31, 2023, as compared to $0 for the comparable period in 2022.

Operating expenses.

During the quarter ended March 31, 2023, we incurred operating expenses in the amount of $78,750 compared to operating expenses incurred during quarter ended comparable 2022 of $40,350 (an increase of $38,400). Operating expenses include: (i) recovery of general and administrative of $78,750 based on reconciliation of amounts due (2022: $28,984); and (ii) research and development of $0 (2022: $11,366). General and administrative expenses increased by $49,766, due primarily to the increase in cost of accounting and reports compilation. Research and development expenses decreased by $11,366 primarily due to a business focus adjusted to the preparation for merger.

Net loss.

The Company had net loss of $88,065 or $0.04 per share (continuing operations) for the three months ended March 31, 2023 compared to a net loss of $180,688 or $0.09 per share (continuing operations) for the three months ended March 31, 2022.

Discontinued operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc. As of June 27, 2022, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue, former majority shareholder and CEO of the Company. MBE’s historical operations consisted primarily of business holdings.

Liquidity and Capital Resources

As of March 31, 2023

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the Three Months ended March 31, 2023, net cash flows used in operating activities was $0 compared to $314,660 for the Nine Months ended March 31, 2023.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the Three Months ended March 31, 2022 was $92,242, which consisted of proceeds from loans from a third party. During the Three Months ended March 31, 2023, cash flows provided by financing activities was $0, which consisted of proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

At March 31, 2023 we had a working capital deficit of $3,986,554 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

There is substantial doubt that we can continue a going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the Nine Months ended March 31, 2023 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)(2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2023 there were sales of 3,000 Preferred D shares to Michael Halverson TTEE of The Five Star Trust of unregistered securities by the Company during the quarter ended March 31, 2023.

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

flooidCX Corp.

June 09, 2023	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

