Form 10-Q
period 2023-06-30
flooidCX Corp.
filed 2023-08-25
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 21, 2023, there were 45,345,551 shares of our common stock issued and outstanding, par value $0.001.

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

Three and Six Months Ended June 30, 2023

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

4

FLOOIDCX CORP.

Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$30,783	$25,989
Loans and Notes Payable - Related Parties	3,983,947	3,872,500

Total Current Liabilities	4,014,730	3,898,489

Total Liabilities	4,014,730	3,898,489

Stockholders' Deficit

Preferred A Stock - $0.001 Par; 1,000,000 Shares Authorized, -0- and 1,000,000 Issued and Outstanding, Respectively	—	1,000
Preferred B Stock - $0.001 Par; 1,000,000 Shares Authorized, 185,400 and -0- Issued and Outstanding, Respectively	185	—
Preferred C Stock - $0.001 Par; 1,000,000 Shares Authorized, 915,000 and -0- Issued and Outstanding, Respectively	915	—
Common Stock - $0.001 Par; 300,000,000 Shares Authorized, 43,045,551 and 2,020,871 Issued and Outstanding, Respectively	43,046	2,021
Common Stock Issuable	19,616	19,616
Additional Paid-In-Capital	112,185,968	53,096,096
Deposit on Potential Merger	(59,130,997)	—
Accumulated Deficit	(57,133,463)	(57,017,222)

Total Stockholders' Deficit	(4,014,730)	(3,898,489)

Total Liabilities and Stockholders' Deficit	$—	$—

 (The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating Expenses
General and Administrative	22,050	24,325	100,800	53,308
Research and Development	—	—	—	11,366

Total Operating Expenses	22,050	24,325	100,800	64,674

Loss Before Other Expenses	(22,050)	(24,325)	(100,800)	(64,674)

Other Income (Expenses)
Income (Loss) on Foreign Currency Transactions	(1,764)	(2,316)	(6,816)	872
Interest Expense	(4,363)	(12,242)	(8,625)	(16,159)

Total Other Income (Expenses)	(6,127)	(14,558)	(15,441)	(15,287)

Net Loss for the Period from Continuing Operations	(28,177)	(38,883)	(116,241)	(79,961)

Net Loss for the Period from Discontinued Operations
Operating Loss on Discontinued Operations	—	(39,969)	—	(173,201)

Net Loss for the Period from Discontinued Operations	—	(39,969)	—	(173,201)

Net Loss for the Period	(28,177)	(78,852)	(116,241)	(253,162)

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	—	—	—
Foreign Currency Translation Gain (Loss) on Discontinued Operations	—	(26,037)	—	(26,037)

Comprehensive Loss	$(28,177)	$(104,889)	$(116,241)	$(279,199)

Weighted Average Number of Common Shares -
Basic	12,752,129	2,020,871	7,416,145	2,020,871
Diluted	12,752,129	2,020,871	7,416,145	2,020,871
Net Loss for the Period Per Common Shares - Basic
Loss from Continuing Operations	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Loss from Discontinued Operations	—	—	—	(0.09)
	$(0.00)	$(0.02)	$(0.02)	$(0.13)
Net Loss for the Period Per Common Shares - Diluted
Loss from Continuing Operations	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Loss from Discontinued Operations	—	(0.00)	—	(0.09)
	$(0.00)	$(0.02)	$(0.02)	$(0.13)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

												Accumulated
	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Common	Additional	Deposit on	Other		Total
	$0.001 Par		$0.001 Par		$0.001 Par		$0.001 Par		Stock	Paid-In	Potential	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Merger	Income	Deficit	Deficit

Balance - January 1, 2022	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$51,875,727	$—	$88,895	$(56,165,383)	$(4,178,124)

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	—	(180,688)	(180,688)

Balance - March 31, 2022	1,000,000	1,000	—	—	—	—	2,020,871	2,021	19,616	51,875,727	—	88,895	(56,346,071)	(4,358,812)

Foreign Exchange Translation Loss	—	—	—	—	—	—	—	—	—	—	—	(26,037)	—	(26,037)

Split-off	—	—	—	—	—	—	—	—	—	1,220,369	—	(62,858)	—	1,157,511

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	—	(78,852)	(78,852)

Balance - June 30, 2022	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$53,096,096	$—	$—	(56,424,923)	$(3,306,190)

Balance - January 1, 2023	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$53,096,096	$—	$—	(57,017,222)	$(3,898,489)

Preferred Shares Issued in Exchange for Note Receivable	—	—	915,400	915	915,000	915	—	—	—	1,004,890	(1,006,720)	—	—	—

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	—	(88,064)	(88,064)

Balance - March 31, 2023	1,000,000	1,000	915,400	915	915,000	915	2,020,871	2,021	19,616	54,100,986	(1,006,720)	—	(57,105,286)	(3,986,553)

Cancellation of Shares	(1,000,000)	(1,000)	—	—	—	—	—	—	—	1,000	—	—	—	—

Preferred Conversion to Common 30:1	—	—	(730,000)	(730)	—	—	21,900,000	21,900	—	(21,170)	—	—	—	—

Common Stock Issued for Deposit on Potential Merger	—	—	—	—	—	—	19,124,680	19,125	—	58,105,152	(58,124,277)	—	—	—

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	—	(28,177)	(28,177)

Balance - June 30, 2023	—	$—	185,400	$185	915,000	$915	43,045,551	$43,046	$19,616	$112,185,968	$(59,130,997)	$—	$(57,133,463)	$(4,014,730)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

For the Six Months Ended June 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(116,241)	$(253,162)

Non-Cash Adjustments:
(Income) Loss on Foreign Currency Transactions	6,816	(872)
Changes in Assets and Liabilities:
Prepaid Expenses	—	(1,373)
Accounts Payable and Accrued Liabilities	4,795	26,279
Due to Related Parties	104,630	11,890

Net Cash Flows Used In Operating Activities	—	(217,238)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Loans Payable	—	350,261

Net Cash Flows Provided By Financing Activities	—	350,261

Net Change in Cash	—	133,023

Cash - Beginning of Period	—	587

Cash - End of Period	$—	$133,610

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transactions
Non-Cash Issuance of Preferred Stock for Deposit on Potential Merger	$1,006,720	$—
Non-Cash Issuance of Common Stock Exchanged for Deposit on Potential Merger	$58,124,277	$—
Conversion of Preferred Stock	$—	$—

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2023 and 2022

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of June 30, 2023, the Company did not have any operations generating revenue and had stockholders’ deficit of $4.0 million, and was in default of certain loans payable.  (refer to Note 3).  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company determined that the new standard did not have an effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(e) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of June 30, 2023 and December 31, 2022 consist of 5,562,000 common stock equivalents related to convertible preferred stock.

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

3. Notes Payable & Loans - Related Parties

At June 30, 2023 and December 31, 2022, the Company owed $3,838,126 and $3,728,443 to related parties, respectively, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc. (“Quantum”) (see Note 7), a company with one common board member and also another company that is controlled by one  of Quantum’s board members.

At June 30, 2023 and December 31, 2022, the Company owed $145,821 and $143,914, respectively, to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand.

4. Other Related Party Transactions

During the three and six months ended June 30, 2023 and 2022, the Company incurred $nil (2022 – $nil) and $nil (2022: $11,366), respectively in research and development fees to the President of the Company.

5. Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were nil(0) and 1,000,000 shares of Series A outstanding at June 30, 2023 and December 31, 2022 respectively, 185,400 and nil(0) shares of Series B outstanding at June 30, 2023 and December 31, 2022 respectively, 915,000 and nil(0) shares of Series C outstanding at June 30, 2023 and December 31, 2022 respectively, nil(0) shares of Series D outstanding at June 30, 2023 and December 31, 2022 and nil(0) shares of Series E outstanding at June 30, 2023 and December 31, 2022.

Preferred A: (1,000,000 shares authorized):

•	In the event of acquisition of the Company, the preferred stockholder will receive 20% of the aggregate valuation of such merger.
•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation proceeds $.001 par value per share.

In connection with the potential merger (Note 7), the company established additional series of preferred stock, summarized as follows:

Preferred B: (1,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 30 shares of common stock; and
•	Each holder shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $.001 par value per share.

2023 Activity

During the three months ended March 31, 2023, the Company issued 915,400 shares of Series B preferred stock as a deposit on the Company’s potential merger (see Note 7).  Such shares have been issued in advance of the closing of the merger and will be accounted for in purchase accounting if such merger is consummated.  The value of the shares have been recorded at the fair value on the date of grant.  As the Company has not determined the purchase accounting of the potential transaction, such amounts have been included as a component of stockholders’ deficit.

During the three months ended June 30, 2023, the Company issued 21,900,000 shares of common stock upon the conversion of 730,000 shares of Series B preferred stock in accordance with the original conversion terms.

Preferred C: (1,000,000 shares authorized):

•	The stockholder cannot convert into common stock; and
•	Each holder of preferred stock shall be entitled to cast 250 votes.
•	Each holder shall be entitled to no liquidation preference.

2023 Activity

During the three months ended March 31, 2023, the Company issued 915,000 shares of Series C preferred stock as a deposit on the Company’s potential merger (see Note 7).  Such shares have been issued in advance of the closing of the merger and will be accounted for in purchase accounting if such merger is consummated.  The value of the shares have been recorded at the fair value on the date of grant.  As the Company has not determined the purchase accounting of the potential transaction, such amounts have been included as a component of stockholders’ deficit.

Preferred D; (1,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $.001 par value per share.

Preferred E; (2,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 10 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 10 times per share of liquidation proceeds $.001 par value per share.

Common Stock

During the three months ended June 30, 2023, the Company issued 19,124,680 shares of common stock as a deposit on the Company’s potential merger (see Note 7).  Such shares have been issued in advance of the closing of the merger and will be accounted for in purchase accounting if such merger is consummated.  The value of the shares have been recorded at the fair value on the date of grant (based on the closing share price of the Company’s common stock on such date).  As the Company has not determined the purchase accounting of the potential transaction, such amounts have been included as a component of stockholders’ deficit.

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

Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

Discontinued Operations disclosures for 2022 period

	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022
TOTAL REVENUE	$—	$—
OPERATING EXPENSES
General and administrative expense	34,752	8,576
Research and development	138,449	31,393
TOTAL OPERATING EXPENSES	173,201	39,969
OPERATING LOSS	173,201	39,969
Finance Costs	—	—

NET LOSS OF DISCONTINUED OPERATIONS	$(173,201)	$(39,969)

Depreciation was approximately $0 and $0 for the six months ended June 30,2022 and for the three months ended June 30, 2022, respectively.

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

The Agreement contains representations and warranties of the parties that are common to such agreements.  The merger transaction is subject to regulatory approval and applications for such approval would be submitted to all applicable regulatory agencies, including the Securities and Exchange Commission and the Financial Industry Regulatory Authority.  In addition, management plans to file a registration statement on SEC Form S-4 to register the shares to be issued to the Quantum shareholders.  Under the Agreement, the transaction may not proceed in the event that holders with more than 20% of the number of outstanding shares of QREE shall dissent from the transaction.  Certain members of the management of FLCX are also members of the management of QREE. The Merger is contingent upon the filing of SEC Form S-4, SEC and FINRA comments, and Nevada state corporate filings to complete.

Inductance Energy Corporation, (“IE”), of Wyoming, shall be operated as a subsidiary of the surviving entity, currently IE is operated as a subsidiary of Quantum Energy, Inc. Shareholders of Inductance Energy Corporation will retain their current shareholding in IE. As the Company has not attained all required approvals, such transaction has not yet been consummated.

8.Subsequent Events

Subsequent to June 30, 2023 and prior to the filing of this Form 10-Q the Company issued 2,300,000 common shares in anticipation of the potential merger, of which 900,000 shares were the result of Preferred B conversions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-KT filed for the fiscal year ended December 31, 2022. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month periods ended June 30, 2023 and 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2022 and notes thereto included in the Form 10-KT filed with the SEC on May 4, 2023.

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

Three-Month Period Ended June 30, 2023 Compared to Three-Month Period Ended June 30, 2022

Revenue. There was no revenue generated for the three months ended June 30, 2023, as compared to $0 for the comparable period in 2022.

Operating expenses.

During the quarter ended June 30, 2023, we incurred operating expenses in the amount of $22,050 compared to operating expenses incurred during quarter ended comparable 2022 of $24,325 (a decrease of $2,275). Operating expenses include: (i) general and administrative of $22,050 (2022: $24,325); and (ii) research and development of $0 (2022: $nil(0)). General and administrative expenses decreased by $2,275, due primarily to the decrease in cost of accounting and reports compilation. Research and development expenses was unchanged primarily due to a business focus adjusted to the preparation for merger.

Net loss.

The Company had net loss of $28,177 or $0.00 per share (continuing operations) for the three months ended June 30, 2023 compared to a net loss of $78,852 or $0.02 per share (continuing operations) for the three months ended June 30, 2022.

Discontinued operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc. As of June 27, 2922, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue, former majority shareholder and CEO of the Company. MBE’s historical operations consisted primarily of business holdings.

Six-Month Period Ended June 30, 2023 Compared to Six-Month Period Ended June 30, 2022

Revenue. There was no revenue generated for the three months ended June 30, 2023, as compared to $0 for the comparable period in 2022.

Operating expenses.

During the quarter ended June 30, 2023, we incurred operating expenses in the amount of $100,800 compared to operating expenses incurred during quarter ended comparable 2022 of $64,674 (a increase of $36,126). Operating expenses include: (i) general and administrative of $100,800 (2022: $53,308); and (ii) research and development of $0 (2022: $11,366). General and administrative expenses increased by $47,492, due primarily to the increase in cost of accounting and reports compilation. Research and development expenses was decreased primarily due to a business focus adjusted to the preparation for merger.

Net loss.

The Company had net loss of $116,241 or $0.02 per share (continuing operations) for the three months ended June 30, 2023 compared to a net loss of $253,162 or $0.04 per share (continuing operations) for the three months ended June 30, 2022.

Liquidity and Capital Resources As of June 30, 2023

Cash Flows from Operating Activities

We have generated $nil(0) cash flows from operating activities. For the six months ended June 30, 2023, net cash flows used in operating activities was $nil(0) compared to a negative $217,238 for the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2023 was $nil(0). During the six months ended June 30, 2023, cash flows provided by financing activities was $nil(0), which consisted of $nil(0) proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

At June 30, 2023, we had a working capital deficit of $4,014,730 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

There is substantial doubt that we can continue as a going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the six months ended June 30, 2023 or which are expected to impact future periods as follows:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company determined that the new standard did not have an effect on its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2023:

1)

We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

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

Management has conducted, with the participation of our CEO (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2023, there are material weaknesses, as identified above, in our internal controls over financial reporting.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS, ISSUER PURCHASE OF EQUITY SECURITIES

On or about June 21, 2023 six holders of our Series B Preferred Stock converted their shares into approximately 21,900,000 shares of common stock.

On or about June 26, 2023 approximately 19,124,680 shares of common stock were issued to 33 individuals in exchange for shares of stock of a third party issuer.

The shares described above were issued pursuant to an exemption for registration provided by Section 4(2) of the Securities Act of 1933.  This was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance.  In addition, the transferees of the common stock represented that they had the necessary investment intent as required by Section 4(2) of the Securities Act and agreed to receive share certificates or book entry shares containing a legend that stated the securities are restricted pursuant to Rule 144 of the Securities Act.

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

flooidCX Corp.

August 25, 2023	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

