Form 10-Q
period 2023-09-30
flooidCX Corp.
filed 2023-11-14
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-55965

flooidCX Corp
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

As of September 30, 2023, there were 48,797,246 shares of our common stock issued and outstanding, par value $0.001.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP

Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2023

(Expressed in US dollars)

(unaudited)

Index

Unaudited Interim Condensed Consolidated Balance Sheets	F–1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Unaudited Interim Condensed Consolidated Statement of Stockholders’ Deficit	F–3

Unaudited Interim Condensed Consolidated Statements of Cash Flows	F–5

Notes to the Unaudited Interim Condensed Consolidated Financial Statements	F–6

4

FLOOIDCX CORP

Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$—	$25,989
Loans and Notes Payable - Related Parties	3,685,367	3,872,500

Total Current Liabilities	3,685,367	3,898,489

Total Liabilities	3,685,367	3,898,489

Stockholders' Deficit
Preferred A Stock - $0.001 Par; 1,000,000 Shares Authorized, 1,000,000 Issued and Outstanding	—	1,000
Preferred B Stock - $0.001 Par; 1,000,000 Shares Authorized, 155,400 and -0- Issued and Outstanding, Respectively	155	—
Preferred C Stock - $0.001 Par; 1,000,000 Shares Authorized, 915,000 and -0- Issued and Outstanding, Respectively	915	—
Common Stock - $0.001 Par; 300,000,000 Shares Authorized, 48,797,246 and 2,020,871 Issued and Outstanding	48,797	2,021
Common Stock Issuable (Note 6)	19,616	19,616
Additional Paid-In-Capital	58,526,281	53,096,096
Accumulated Deficit	(62,281,131)	(57,017,222)

Total Stockholders' Deficit	(3,685,367)	(3,898,489)

Total Liabilities and Stockholders' Deficit	$—	$—

 (The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating Expenses
General and Administrative	26,645	(26,496)	127,445	64,674

Total Operating Expenses	26,645	(26,496)	127,445	64,674

Income (Loss) Before Other Expenses	(26,645)	26,496	(127,445)	(38,178)

Other Income (Expenses)
Income (Loss) on Foreign Currency Transactions	(11,222)	262,792	(18,038)	267,236
Interest Expense	(2,938)	(3,494)	(11,564)	(19,653)
Loss on Debt Conversion Settlements	(5,106,863)	—	(5,106,863)	—

Total Other Income (Expenses)	(5,121,023)	259,298	(5,136,465)	247,583

Net Income (Loss) for the Period from Continuing Operations	(5,147,668)	285,794	(5,263,910)	182,909

Net Loss for the Period from Discontinued Operations
Operating Loss on Discontinued Operations	—	—	—	(173,201)

Net Loss for the Period from Discontinued Operations	—	—	—	(173,201)

Net Income (Loss) for the Period	(5,147,668)	285,794	(5,263,910)	9,708

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss) on Continuing Operations	—	—	—	—
Foreign Currency Translation Gain (Loss) on Discontinued Operations	—	—	—	(26,037)

Comprehensive Income (Loss)	$(5,147,668)	$285,794	$(5,263,910)	$(16,329)

Weighted Average Number of Common Shares -
Basic	47,007,582	2,020,871	20,758,314	2,020,871
Diluted	47,007,582	2,020,871	20,758,314	2,020,871
Net Loss for the Period Per Common Shares - Basic
Loss from Continuing Operations	$(0.11)	$0.14	$(0.25)	$0.09
Loss from Discontinued Operations	—	-	—	(0.09)
	$(0.11)	$0.14	$(0.25)	$(0.00)
Net Loss for the Period Per Common Shares - Diluted
Loss from Continuing Operations	$(0.11)	$0.14	$(0.25)	$0.09
Loss from Discontinued Operations	—	-	—	(0.09)
	$(0.11)	$0.14	$(0.25)	$(0.00)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred A Stock $0.001 Par		Preferred B Stock $0.001 Par		Preferred C Stock $0.001 Par		Common Stock $0.001 Par		Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit
Balance - January 1, 2022	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$51,875,727	$88,895	$(56,165,383)	$(4,178,124)

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	(180,688)	(180,688)

Balance - March 31, 2022	1,000,000	1,000	—	—	—	—	2,020,871	2,021	19,616	51,875,727	88,895	(56,346,071)	(4,358,812)

Foreign Exchange Translation Loss	—	—	—	—	—	—	—	—	—	—	(26,037)	—	(26,037)

Split-off	—	—	—	—	—	—	—	—	—	1,220,369	(62,858)	—	1,157,511

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	(78,852)	(78,852)

Balance - June 30, 2022	1,000,000	1,000	—	—	—	—	2,020,871	2,021	19,616	53,096,096	—	(56,424,923)	(3,306,190)

Net Income for the Period	—	—	—	—	—	—	—	—	—	—	—	285,794	285,794

Balance - September 30, 2022	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$53,096,096	$—	(56,139,129)	$(3,020,396)

	Preferred A Stock $0.001 Par		Preferred B Stock $0.001 Par		Preferred C Stock $0.001 Par		Common Stock $0.001 Par		Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Deficit
Balance - January 1, 2023	1,000,000	$1,000	—	$—	—	$—	2,020,871	$2,021	$19,616	$53,096,096	$—	(57,017,222)	$(3,898,489)

Preferred Shares Issued in Exchange for Note Receivable	—	—	915,400	915	915,000	915	—	—	—	(1,830)	—	—	—

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	(88,064)	(88,064)

Balance - March 31, 2023	1,000,000	1,000	915,400	915	915,000	915	2,020,871	2,021	19,616	53,094,266	—	(57,105,286)	(3,986,553)

Cancellation of Shares	(1,000,000)	(1,000)	—	—	—	—	—	—	—	1,000	—	—	—

Preferred Conversion to Common 30:1	—	—	(730,000)	(730)	—	—	21,900,000	21,900	—	(21,170)	—	—	—

Common Stock Issued for Deposit on Potential Merger	—	—	—	—	—	—	19,124,680	19,125	—	(19,125)	—	—	—

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	(28,177)	(28,177)

Balance - June 30, 2023	—	—	185,400	185	915,000	915	43,045,551	43,046	19,616	53,054,971	—	(57,133,463)	(4,014,730)

Preferred Conversion to Common 30:1	—	—	(30,000)	(30)	—	—	900,000	900	—	(870)	—	—	—

Common Stock Issued for Deposit on Potential Merger	—	—	—	—	—	—	3,486,281	3,486	—	(3,486)	—	—	—

Common Stock Issued for Conversion of Debt	—	—	—	—	—	—	1,365,414	1,365	—	5,475,666	—	—	5,477,031

Net Loss for the Period	—	—	—	—	—	—	—	—	—	—	—	(5,147,668)	(5,147,668)

Balance - September 30, 2023	—	$—	155,400	$155	915,000	$915	48,797,246	$48,797	$19,616	$58,526,281	$—	$(62,281,131)	$(3,685,367)

 (The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

For the Nine Months Ended September 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(5,263,910)	$9,708

Non-Cash Adjustments:
(Income) Loss on Foreign Currency Transactions	18,038	(267,236)
Loss on Debt Conversion Settlements – Related Parties	5,106,863
Changes in Assets and Liabilities:
Prepaid Expenses	—	(1,373)
Accounts Payable and Accrued Liabilities - Discontinued Operations	25,989	26,279
Due to Related Parties	113,020	11,890

Net Cash Flows Used In Operating Activities	—	(194,236)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Loans Payable	—	350,261

Net Cash Flows Provided By Financing Activities	—	350,261

Net Change in Cash	—	156,025

Cash - Beginning of Period	—	587

Cash - End of Period	$—	$156,612

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transactions
Non-Cash Issuance of Equity for Deposit on Potential Merger	$45,611	$—
Issuance of Stock for Conversion of Debt – Related Parties	$334,234	$—

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

FLOOIDCX CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in U.S. Dollars)

1. Nature of Operations and Continuance of Business

flooidCX Corp, currently in process of changing its name to Quantum Energy Corporation, and formerly Gripevine, Inc. and Baixo Relocation Services, Inc.) (the “Company”) was incorporated in the state of Nevada on January 7, 2014. Prior to the split-off of the MB Holdings, Inc. (“MB Holdings”), subsidiary, the Company was in the business of developing and building an online resolution platform.

Effective June 27, 2022, the Company entered into a split-off agreement with its President and majority shareholder at the time, and MP Special Purpose Corporation (“MP Special”).  As part of the agreement the Company transferred its equity interest in MB Holdings, Inc., (“MBE”) to the majority shareholder, and the majority shareholder transferred his equity interest in the Company to MP Special in exchange for $600,000.  In addition, as part of the transaction, the parties agreed that certain specified debt would remain or be transferred to flooidCX Corp., and that other specific debt would remain or be transferred to MBE.  Because the Company’s majority shareholder was involved in this transaction, it has been treated as common control transaction, and therefore, the derecognition of the net liabilities of MBE were accounted for as an equity transaction rather than a gain. After the split-off of MBE, the Company had no operating activities.  However, in March 2023, the Company entered into a merger agreement with Quantum Energy, Inc., (See Note 7).

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of September 30, 2023, the Company did not have any operations generating revenue and had stockholders’ deficit of approximately $4.0 million, and was in default of certain loans payable.  (refer to Note 3).  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

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

(e) Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of September 30, 2023 and December 31, 2022 consist of 5,562,000 common stock equivalents related to convertible preferred stock.

(f)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currency of MBE and Resolution 1 is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. As disclosed in Note 1, MBE was split off from the Company in June 2022.

(g) Reclassification

Certain prior period amounts have been reclassified to the current period presentation. The Company has netted the line “Deposit on Potential Merger” with Additional Paid-In Capital in the current period. During the previous periods such was included as contra-equity and the reclassification had no effect on the Total Stockholder’s Deficit line item.

3. Notes Payable & Loans - Related Parties

At September 30, 2023 and December 31, 2022, the Company owed $3,685,367 and $3,728,586 to related parties, respectively, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc. (“Quantum”) (see Note 7), a company with one common board member and also another company that is controlled by one of Quantum’s board members. During the three months ended September 30, 2023 the company issued stock in exchange for the outstanding debt valued at $190,077.

At September 30, 2023 and December 31, 2022, the Company owed $-0- and $143,914, respectively, to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand. During the three months ended September 30, 2023 the company issued stock in exchange for the outstanding debt valued at $144,157.

During the three months ended September 30, 2023, the Company issued 1,365,414 shares of common stock in release of debt including interest, with a related party. There was a loss on the settlement of this debt of $5,106,863 which is included in the statement of operations at September 30, 2023 (see Note 5).

4. Other Related Party Transactions

During the three and nine months ended September 30, 2023 and 2022, the Company incurred $nil (2022 – $nil) and $nil (2022: $11,366), respectively in research and development fees to the President of the Company.

5. Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were nil(0) and 1,000,000 shares of Series A outstanding at September 30, 2023 and December 31, 2022 respectively, 155,400 and nil(0) shares of Series B outstanding at September 30, 2023 and December 31, 2022 respectively, 915,000 and nil(0) shares of Series C outstanding at September 30, 2023 and December 31, 2022 respectively, nil(0) shares of Series D outstanding at September 30, 2023 and December 31, 2022 and nil(0) shares of Series E outstanding at September 30, 2023 and December 31, 2022.

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

During the three months ended September 30, 2023, the Company issued 900,000 shares of common stock upon the conversion of 30,000 shares of Series B preferred stock in accordance with the original conversion terms.

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

Common Stock

During the three months ended June 30, 2023, the Company issued 19,124,680 shares of common stock as a deposit on the Company’s potential merger (see Note 7).  Such shares have been issued in advance of the closing of the merger and will be accounted for in purchase accounting if such merger is consummated.  Based on the Company’s preliminary assessment of the transaction, issuance of the shares have been recorded as a capital transaction.

During the three months ended September 30, 2023, the Company issued 3,486,261 shares of common stock as a deposit on the Company’s potential merger (see Note 7).  Such shares have been issued in advance of the closing of the merger and will be accounted for in purchase accounting if such merger is consummated.  Based on the Company’s preliminary assessment of the transaction, issuance of the shares have been recorded as a capital transaction.

During the three months ended September 30, 2023, the Company issued 1,365,414 shares of common stock upon the conversion of notes payable. The value of the shares have been recorded at the fair value on the date of grant (based on the closing share price of the Company’s common stock on such date).  As such, a loss on debt settlement of $5,106,863 has been accounted for and is disclosed in the statement of operations at September 30, 2023.

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

Based on the related party nature of such transaction, the Company recorded the effect of the transaction as a capital contribution.

Discontinued Operations disclosures for 2022 period

	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022
TOTAL REVENUE	$—	$—
OPERATING EXPENSES
General and administrative expense	34,752	—
Research and development	138,449	—
TOTAL OPERATING EXPENSES	173,201	—
OPERATING LOSS	173,201	—
Finance Costs	—	—

NET LOSS OF DISCONTINUED OPERATIONS	$(173,201)	$—

Depreciation was approximately $0 and $0 for the nine months ended September 30,2022 and for the three months ended September 30, 2022, respectively.

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

Overview

flooidCX Corp, currently in process of changing its name to Quantum Energy Corporation, and formerly Gripevine, Inc. (the “Company”), was incorporated under the name Baixo Relocation Services, Inc. in the state of Nevada on January 7, 2014.

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

The following discussions are based on our unaudited interim consolidated financial statements, including our wholly-owned subsidiaries. These discussions summarize our unaudited interim consolidated financial statements for the three-month periods ended September 30, 2023 and 2022, and should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2022 and notes thereto included in the Form 10-KT filed with the SEC on May 4, 2023.

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

Three-Month Period Ended September 30, 2023 Compared to Three-Month Period Ended September 30, 2022

Revenue. There was no revenue generated for the three months ended September 30, 2023, as compared to $0 for the comparable period in 2022.

Operating expenses.

During the quarter ended September 30, 2023, we incurred operating expenses in the amount of $26,645 compared to operating expenses incurred during quarter ended comparable 2022 of a negative $26,496 (an increase of $53,141). Operating expenses include: (i) general and administrative of $26,645 (2022: $(26,496). General and administrative expenses increased by $53,141, due primarily to the increase in cost of accounting and reports compilation.

Other Income

Net loss.

The Company had net loss of $5,147,668 or $0.11 per share (continuing operations) for the three months ended September 30, 2023 compared to a net income of $285,794 or $0.14 per share (continuing operations) for the three months ended September 30, 2022.

Discontinued operations

On June 27, 2022, the Company finalized the split off of MBE Holdings, Inc. As of September 27, 2922, the Company transferred all the equity in MBE Holdings, Inc. to Richard Hue, former majority shareholder and CEO of the Company. MBE’s historical operations consisted primarily of business holdings.

Nine-Month Period Ended September 30, 2023 Compared to Nine-Month Period Ended September 30, 2022

Revenue. There was no revenue generated for the three months ended September 30, 2023, as compared to $0 for the comparable period in 2022.

Operating expenses.

During the quarter ended September 30, 2023, we incurred operating expenses in the amount of $ 127,445 compared to operating expenses incurred during quarter ended comparable 2022 of $ 64,674 (a decrease of $ 62,771). Operating expenses include: (i) general and administrative of $ 127,445 (2022: $64,674). General and administrative expenses increased by $64,674, due primarily to the increase in cost of accounting and reports compilation.

Net loss.

The Company had net loss of $5,263,910 or $0.25 per share (continuing operations) for the three months ended September 30, 2023 compared to a net income of $9,708 or $0.09 per share (continuing operations) for the three months ended September 30, 2022.

Liquidity and Capital Resources As of September 30, 2023

Cash Flows from Operating Activities

We have generated $nil(0) cash flows from operating activities. For the Nine months ended September 30, 2023, net cash flows used in operating activities was $nil(0) compared to a negative $194,236 for the Nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the Nine months ended September 30, 2023 was $nil(0). During the Nine months ended September 30, 2022, cash flows provided by financing activities was $350,261, which consisted of $nil(0) proceeds from loans from third party and related party.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the Nine months ended September 30, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

At September 30, 2023, we had a working capital deficit of $ 3,685,367 and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

As reflected in Note 2 of the Notes to the Interim Consolidated Financial Statements, there have been recent accounting pronouncements or changes in accounting pronouncements that impacted the Nine months ended September 30, 2023 or which are expected to impact future periods as follows:

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company determined that the new standard did not have an effect on its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2023:

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

Management has conducted, with the participation of our CEO (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2023, there are material weaknesses, as identified above, in our internal controls over financial reporting.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the Nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS, ISSUER PURCHASE OF EQUITY SECURITIES

1.	During the quarter the following equity was issued and converted: 900,000 preferred conversion
2.	3,486,281 stock issued as a deposit on potential merger
3.	1,365,414 debt conversion

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

3.1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on September 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.1.5	Name Change Resolution.

3.2	Bylaws of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on September 11, 2014.

10.3	March 15, 2021 loan agreement for Cdn$100,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

flooidCX Corp.

November 10, 2023	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

