Form 10-K
period 2023-12-31
flooidCX Corp.
filed 2025-04-15
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-55965

(Commission File Number)

flooidCX Corp. DBA Quantum Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	35-2511643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 535-6643

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $142,050,318.

The Company had 49,166,697 shares of common stock outstanding as of April 10, 2025.

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

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “flooidCX”, “Quantum”, “we”, “us” and “our” are to flooidCX Corp.

Corporate History

flooidCX Corp. was incorporated on January 7, 2014 in the State of Nevada as Baixo Relocation Services, Inc. We changed our name to “Gripevine Inc.” in December 2016 and also changed our trading symbol to “GRPV” on February 1, 2017.

Change in Fiscal Year

On December 19, 2022, our board of directors approved the change in our fiscal year end from February 28th to December 31st. As a result of the change in fiscal year end, the Company filed a transition report on Form 10-KT on May 4, 2023 for the 10 month transition period ending December 31, 2022. In accordance with section 1365.6 of the SEC's Financial Reporting Manual (the "FRM") and Financial Reporting Release 35 ("FRR 35"), the Company has elected not to recast its prior period financial statements to conform with its newly adopted fiscal year. As such, the comparative period presented in our financial statements reflects the ten-month transition period from March 1, 2022 through December 31, 2022.

2019 Name Change

Effective March 18, 2019, we changed our name to flooidCX Corp. from Gripevine, Inc. pursuant to Certificate of Amendment to our Articles of Incorporation filed with the Nevada Secretary of State and also changed our trading symbol to “FLCX”. Effective February 2, 2024, we changed our name to Quantum Energy Corporation from flooidCX Corp. pursuant to Certificate of Amendment to our Articles of Incorporation filed with the Nevada Secretary of State. The Company will file with FINRA to change its trading name as soon as the Company is current with its required filings with the SEC.

Change in Control

In July 2022, flooidCX Corp., underwent a change in control when MP Special Purpose Corp. acquired a significant ownership stake, initiating a comprehensive reorganization including leadership changes. The acquisition allowed the company to secure critical professional talent on a long-term contract basis and marked a strategic pivot from customer-business communications to the development and sale of private electricity generating equipment, underscoring a commitment to distributed energy, owned by the consumer, that includes sustainable design, sustainable energy equipment and services. As of December 31, 2023, MP Special Purpose Corp.'s ownership has adjusted to 322,374 shares, representing 0.656% of the company, reflecting changes in the company's ownership structure over the year.

BUSINESS OPERATIONS

General

flooidCX Corp,/ Quantum Energy Corporation(referred to herein as a “flooidCX”, “flooid”, “flooid/Quantum”, “Quantum”or the “Company”) is at the vanguard of revolutionizing 100% distributed direct electrical energy systems, owned by the consumer, with our leading exclusively licensed and patent pending technologies. As the worldwide exclusive licensee for Harvested and Thermal Electrical Energy Collection and Transmission (“EET”), Photon Lighting Systems, photonic and photovoltaic energy harvesting, thermal waste to energy conversion, the sole provider of Photon Engines, and leading-edge energy conditioning and storage systems, flooid/Quantum is setting new standards in energy efficiency and sustainability. flooid/Quantum’s Direct Energy Systems both conserve electrical energy and produce new available electrical energy capacity, from energy harvesting, conversion and storage. flooid/Quantum’s mission also extends to the recycling and processing of rare earth materials, including magnets, essential for use in nearly every electrical device requiring high-quality magnets and magnetic assemblies, further bolstering our commitment to innovative energy solutions.

Market Opportunity

The demand for sustainable and efficient energy solutions, and additional electrical capacity is rapidly increasing, driven by population growth, increasing worldwide demand, global efforts to reduce carbon emissions and enhance energy security. The Company’s unique product offerings, developed by noted research engineer Dennis M. Danzik, and his technology and product development process including EET, Photon Lighting Systems, and photonic and heat harvesting products, that allow any light fixture, furniture, walls, ceilings and other unique applications, to harvest active and ambient light and generate energy.  flooid/Quantum’s Photon Engines or Magnetic Propulsion Units require minimal energy to store, condition, and produce clean electrical output. flooid/Quantum’s technology places the Company at the forefront of this market shift. flooid/Quantum’s technology to recycle and process rare earth products, including magnets, has opened additional avenues for growth, underscoring our comprehensive approach to energy innovation.

Products

flooid/Quantum’s proprietary EET technology is the patent pending ability to transmit harvested electrical energy through the open channels of any USB or ethernet cable from as low as 80 Watts to over several hundred Watts per channel. EET also follows low-voltage protocol in many installations, eliminating conduit, and also eliminating standardized electrical cable. This dramatically lowers both new and remodeling construction costs. In many installations, EET can completely replace 110-120 V outlets and related switches, wire, conduit, and panel costs, including AC circuit breakers and related equipment. The technology also affords superior remote control and remote monitoring.

A series of powerful electrical accessories has emerged from EET technology which includes a new series of electrical adapters, and connectors which replace high consumption inversion and conversion electrical devices. One specific example is the SAFEwatt ethernet power adapter that replaces a wide variety of electrical adapters that power laptop and desktop computers. A typical power adapter for even the simplest of laptops will consume anywhere from 140 to as much as 200 Watts of electrical energy, as that adapter is powered by a common 110 to 120 V AC wall plug. Replacing such adapters with a SAFEwatt adapter reduces that power consumption to 15 to 20 volts DC, and an average of 60 Watts, or about one third the power consumption of a typical computer adapter. The technology also applies to monitors, broadcast stations and computer servers. The Company estimates this product series will exceed 200 custom EET adapter devices for use in mobile phone chargers, laptop computers, desktop computers, desk lighting, computer servers, and a wide variety of other low-voltage direct current consumption devices, that currently are overpowered by common 110 to 120 V AC and 240-volt AC power sources.

Photon Lighting System- Our exclusive technology transforms existing and new lighting fixtures into energy harvesting power generators across a range of light sources, from LED to sodium vapor, catering to diverse applications in industrial, commercial, and residential settings. The Photonic energy harvesting systems work in both active, and ambient light, both indoor and outdoor.

Photovoltaic Systems- The Company’s unique photovoltaic harvesting systems are significantly lighter than today’s conventional solar systems. Some of the Company’s photovoltaic systems also offer self-cleaning, and protective options.

Thermal Energy Harvesting- The Company is leading the application of thermal (heat and cold wasted energy) to both heat to light and heat to electricity conversion. Energy harvesting at every source is sustainable and profitable.

Photon Engines- These engines exemplify efficiency, converting minimal input power (typically less than 12 volts DC) into stored mechanical energy, and then converts that stored energy into conditioned and clean electrical energy, (typically 48 volts DC), a hallmark of innovation in energy generation. Danzik’s Magnetic Propulsion discoveries allow a single low speed flywheel to multiply the speed of subsequent flywheels in the engine system, and then the alternator systems, which then rotate at high speeds of 500 to over 5,000 rpm. Magnetic Propulsion refers to the magnetic levitation, and increased speed of each flywheel, with zero contact, permanent magnet drives, that eliminate chains, conventional transmissions, belts, gears and all other physical drive connections.

Applications- The Company’s holistic Direct Energy Systems, encompassing Photon Lighting, Photovoltaic, Thermal, Photon Engines, conditioning and energy storage system along with integrated controls, are designed for end-to-end consumer operation, adaptable across various industrial, commercial, institutional, and residential settings including off-grid applications.

Rare Earth- Our involvement in the rare earth sector, with operational recycling and processing facilities in Wyoming, and Missouri, underscores our dedication to securing essential materials for our high-grade magnets and assemblies, crucial for a wide range of industries.

Magnets and Magnetic Assemblies- The Company’s world-class manufacturing processes produce high-quality magnets and assemblies, meeting stringent requirements for the electrical, aerospace, and medical industries, among others.

Batteries- The Company’s Iron-Air battery and other third-party battery technologies offers a sustainable, cost-effective, and safer alternative to lithium batteries, complemented by our comprehensive energy storage systems, including charge controllers, inverters, and software monitoring.

Marketing Strategies

Our marketing strategy is meticulously designed to position us as leaders in the sustainable energy market, capitalizing on our unique technological innovations, commitment to sustainability, and the urgent global shift towards renewable energy sources, and the impact of escalating energy costs. The Company’s Energy Systems are sold and serviced by Licensed Distributors, under a 240-month contract, and installed, monitored and serviced by Licensed Distributors, with no upfront cost to the purchaser. This proven marketing and sales strategy sets a firm platform in place for the Company to concentrate on manufacturing capacity and growth through timely supply of Direct Energy Systems, and related components.

Technological Superiority and Innovation

Showcase Innovations- We plan to highlight our proprietary technologies' unique benefits, in all marketing materials and campaigns.

Case Studies and White Papers- Develop and disseminate case studies and white papers that demonstrate the effectiveness and efficiency of our technologies in real-world applications, reinforcing our message with concrete examples and data. Quantum also has an aggressive internet sales, education and information programs. Quantum also presents sales and educational information about its Direct Energy Systems through news and media relationships, as well as trade and industry shows.

Sustainability Credentials

Sustainability Reporting- Regularly publish sustainability reports detailing our achievements in reducing carbon footprints and enhancing energy efficiency, providing transparency and building trust with environmentally conscious consumers.

Environmental Certifications- Pursue and promote environmental certifications for our products and operations, such as Energy Star, LEED, or similar, to validate our commitment to sustainability.

Leveraging the Growing Necessity for Renewable Energy

Market Education- Launch educational initiatives, including webinars, workshops, and online content, to raise awareness about the importance of renewable energy and how our products contribute to environmental sustainability.

Industry Trends and Data- Utilize industry trends and data to underscore the growing necessity for renewable energy solutions in marketing communications, highlighting the potential energy savings and environmental benefits associated with our products.

Targeted Marketing

Digital Marketing- Employ a robust digital marketing strategy, including SEO, content marketing, and social media campaigns, to reach a global audience and engage with potential customers across various online platforms.

Trade Shows and Conferences- Participate in key industry trade shows and conferences to showcase our technologies, connect with potential customers, and engage in thought leadership.

Strategic Partnerships

Collaborations with Industry Leaders- Form strategic partnerships with industry leaders, NGOs, and governmental bodies to co-market our solutions, access new markets, and benefit from the credibility and reach of established entities.

Channel Partnerships- Develop channel partnerships with distributors, resellers, and integrators to expand our market reach and provide comprehensive solutions to end-users.

Customer Engagement and Feedback

Customer Success Stories- Share customer success stories through various channels to illustrate the practical benefits and real-world impact of our solutions, encouraging potential customers to envision similar outcomes.

Feedback Loops- Implement mechanisms to gather and respond to customer feedback, ensuring our products and marketing strategies remain aligned with market needs and preferences.

Metrics and Evaluation

Performance Metrics- Establish clear metrics for evaluating the effectiveness of marketing strategies, including lead generation, conversion rates, customer acquisition costs, and return on marketing investment.

Continuous Optimization- Regularly review and adjust marketing strategies based on performance data and market feedback, ensuring agility and responsiveness to market dynamics.

INTELLECTUAL PROPERTY

flooid/Quantum vigorously pursues exclusive licenses and intellectual property protection for our innovative technologies, including exclusive licenses and patents for Photon Lighting Systems, Photovoltaic Systems, Photon Engines, as well as energy storage and distribution systems. Flooid/Quantum owns and develops trademarks and copywritten materials that secure our brand identity in the global market. Our commitment to research and development, and legal protection strategies ensures our technological advancements remain proprietary and competitive.

COMPETITION

flooidCX operates in the highly dynamic and competitive sustainable energy market, distinguished by rapid technological advancements and a diverse range of participants. Our competitive edge is rooted in our proprietary technologies, environmental commitment, and the scalability of our solutions.

Innovative Technologies- flooid/Quantum’s standout offerings, such as the Photon Lighting Systems and Photon Engines, developed by noted research and development engineer, Dennis M. Danzik, and his team of skilled and seasoned researchers, industrial design experts, engineers, machinists and fabricators showcase flooid/Quantum technological leadership. These systems not only exemplify energy efficiency but also align with global sustainability goals, setting us apart in the marketplace.

Sustainability Commitment- The Company prioritizes eco-friendly practices across all operations, from rare earth mining to the development of our recyclable Quantum SAFE Iron-Air battery technology. This commitment to sustainability underscores our dedication to advancing green energy solutions.

Scalability and Versatility- flooid/Quantum products are designed for wide-ranging applications, from industrial to residential settings, ensuring adaptability to various consumer needs. This flexibility enhances our market reach and consumer empowerment, driving the adoption of renewable energy.

Strategic Partnerships- By forging strategic alliances and engaging in collaborative innovation, we strengthen our market position and accelerate technology adoption. These partnerships support our mission to lead the transition to renewable energy and amplify our impact.

Navigating Market Challenges- flooid/Quantum is proactive in addressing the competitive challenges of pricing pressures and technological evolution. Our commitment to continuous improvement, customer satisfaction, and environmental stewardship guides our path forward in the sustainable energy sector.

ITEM 1A. RISK FACTORS.

This item is not applicable as the Company is a smaller reporting company

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this report, we do not have any unresolved staff comments from the Securities and Exchange Commission.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes and is monitored as an enterprise risk. To that extent, the Company has not currently engaged with a third-party service provider for the purpose of managing its ongoing cybersecurity risk. Furthermore, the Company is currently putting processes in place in order to oversee and identify risks from cybersecurity threats associated with The Company employs a full time, degreed internet and technologies engineer, Matthew Bellestri, as its Director of Internet and Security Services. The Company entered into a three (3) year employment agreement with Mr. Bellestri as of February 1, 2025. Mr. Bellestri has also been nominated to serve on the Company’s Executive Committee that reports to the Company board of directors.

The Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

The board of directors now has formal oversight of risks from cybersecurity threats. At the end of 2023, it is important to note that, as discussed in Part III of this filing, our board of directors was comprised solely of Messrs. Danzik, Kitchen and Westbrook. As such, pursuant to the information provided below, all risks from cybersecurity threats our immediately shared with the board of directors.

From the last quarter of 2023 through the date of this Report, the Company’s President, Dennis Danzik, is responsible for managing the Company’s cybersecurity risk. Mr. Danzik has served as the Company’s President since 2022. His business experience includes industrial engineering, program development and technical management.  Until the beginning of 2025, flooid/Quantum was a small company with a limited number of employees and any cybersecurity threat or incident, of which there were none, were immediately brought to the attention of Mr. Danzik. Further, as noted above, Mr. Danzik would immediately inform his fellow board members, including Messrs. Kitchen and Mr. Westbrook.

ITEM 2. PROPERTIES.

The Company is in the process of transferring title, expected to be delivered in June of 2025, for a 168-acre laboratory, magnetics recycling and processing facility, including a laboratory, at 225 Lane 13, Powell, Wyoming.

The Company is in the process of transferring title, expected to be delivered in June of 2025 for 52 acres of industrial property with a 2,400 sq ft office building located in Byron, Wyoming. The Company operates its executive offices at 3960 Howard Hughes Parkway Suite 500, Las Vegas, Nevada 89169, its Laboratories are located at 7543 E Tierra Buena Lane, Scottsdale, AZ 85260, and additional laboratories and fabrication facilities at 7464 E Tierra Buena Lane, Scottsdale, Arizona 85260.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Report, management is not aware of any legal proceedings contemplated by any government authority or any other party involving us or our properties. As of the date of this Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Holders

As of December 31, 2023, an aggregate of 49,166,697 shares of common stock were issued and outstanding and were owned by approximately 210 holders of record based on information provided by our transfer agent.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We currently plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares with the expectation that you will receive dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no securities authorized for issuance under equity compensation plans.

Transfer Agent and Registrar

Our transfer agent and registrar is VStock Transfer located at 18 Lafayette Place, Woodmere, New York 11598.

Issuer Purchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear under Item 8 in this Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report on Form 10-K. The consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Years Ended December 31, 2023 and Ten Months Ended 2022

Our financial results for the years ended December 31, 2023 and ten months ended December 31, 2022 are summarized as follows:

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31,2022

Revenue	$6,500,000	$-

Operating Expenses
General and Administrative	484,429	33,506
Total Operating Expenses	484,429	33,506

Operating Income (Loss)	6,015,571	(33,506)

Other Income (Expense)	(5,221,894)	193,701

Net Income from Continuing Operations	793,677	160,195

Net Loss from Discontinued Operations	-	(173,201)

Net Income (Loss)	$793,677	$(13,006)

Revenue

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

Revenue	$6,500,000	$-

We generated revenues of $6,500,000 and $0 for the years ended December 31, 2023 and 2022, respectively.

During the fourth quarter of 2023, flooid/Quantum sold both exclusive and non-exclusive Licensed Distributorships, including exclusive Licensed Distributorships in Eastern Canada, to Canadian Energy Partners, Ltd; in the State of Washington, to Aesir Energy, LLC; and in Oklahoma, to BD Energy Partners, Inc. The licensed Distributorships were sold for $1.5 million each. The Company also entered into non-exclusive licensed distributorship agreements with Inductance Energy and Viridis Energy, Inc. for $1.5 million and $500,000, respectively.

General and Administrative

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

General and Administrative	$484,429	$33,506

During the year ended December 31, 2023, we incurred general and administrative expense in the amount of approximately 484,000 compared to approximately $34,000 for the ten months ended December 31, 2022, an increase of approximately $450,000. During the year ended December 31, 2023, professional fees increased by approximately $147,000, advertising expense increased by approximately $152,000, accounting fees increased by approximately $73,000, legal fees increased by approximately $75,000 and office expense increased by approximately $3,000.  The increases were primarily due to the increased business operations and terminated merger activity.

Other (Expense) Income

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

Other (Expense) Income	$(5,221,894)	$193,701

Other expense was approximately $5,222,000 for the year ended December 31, 2023, compared to other income of approximately $194,000 for the ten months ended December 31, 2022, an increase of approximately $5,416,000. The increase in other expense was primarily driven by a loss on debt settlement of approximately $5,094,000.

Discontinued Operations

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

Discontinued Operations	$-	$(173,201)

On June 27, 2022, the Company finalized the split-off of MBE Holdings, Inc, which was a former operating subsidiary of the Company. As a result of the split off, the Company recognized the results of the former subsidiary in discontinued operations for the ten months ended December 31, 2022. The Company did not have any discontinued operations for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to generate and obtain adequate amounts of capital to meet its manufacturing, installation, and overhead is accomplished through the sales of licenses to entities that install and service its technologies and Direct Energy Systems.

The Company’s capital resource plan is managed through two distinct pathways. The first being the Company’s general operating overhead, including its administrative, accounting, sales, and other general expenses which are covered through the sales of the Company’s technology licenses, and related fees to its licensed distributors. The second is the funding of a customer’s specific installation of a Direct Energy System. The funding of any energy system installed by the Company is completed independently as a stand-alone financing function. Direct Energy System installations are funded either through its customers or through a separate investment made by investors that are interested in the various benefits of investing in a specific customer’s installation.

Through our 2025 fiscal year the Company has maintained steady sales of its licenses, and has generated fees to cover its capital needs to date. The Company currently generates approximately $2 million per month on average on the sales of its licenses, and related fees.

Beginning in March of 2025, the Company began Direct Energy System installations in Arizona and Texas. The Company’s installation work is funded primarily through customer sales, and independent investment in equipment at the customer’s location. All customers currently are required to sign a 240-month long-term equipment sale or lease agreement with the Company. Installation funding covers two segments of revenue to be collected from the customer. The actual work, known as the installation fee, and the monthly equipment fee for the Direct Energy System installed. As of March of 2025, the Company had contracted or recorded as a 2025 work, or pending contracts, approximately $68 million and installation fees, and approximately $35 million in recurring revenue. Monthly recurring revenue during the 240-month contract is collectible after the installation is completed and the Direct Energy System is commissioned and operable.

Company capital demands are based and regulated by the Company by limiting installations to fully funded customer projects. If funding is not obtained for an installation project, then no capital is spent on that project in regards to design, engineering, permitting, or manufacturing. This greatly regulates and limits the possibility of a large demand being put on company cash resources.

The Company projects that it will increase its potential installation fees during its 2025 fiscal year to more than $150 million, and that potential recurring revenue contracts will exceed $100 million. This would require the Company to fund through customer or investment approximately $35 million during the 2025 fiscal year, that would be used for manufacturing and product placement to fulfill the potential contracts. The Company manufactures photonic, photovoltaic, Hydro, and a wide variety of other equipment, assemblies, computers, software, and parts that make up a Direct Energy System. The ability for the Company to produce the products and provide the necessary labor to install this potential contract work is solely based on the ability of our customers, or investors, to provide the capital necessary to complete the work.

At the present time the Company’s liquidity is limited. The Company anticipates that its available cash will increase during the 2025 fiscal year, so long as customer and investor capital is made available to the Company.

The Company has limited ability, or plans to offer equity, or to take on additional debt to finance customer installations. At the time of this filing, the Company feels that its current ability to obtain customer and investor capital for the installation of its systems is adequate to meet demand.

The Company is engaged in the electrical energy industry, a capital-intensive manufacturing, and service business. The Company has developed and put in place a system where the sale of its Direct Energy Systems, and a customer installation is regulated, by having customer or investor financing for the customer installation secured prior to the start of any manufacturing or installation work. This system insurers that the Company does not build a demand for cash that it cannot meet.

The Company’s plans that are in place for sales of its energy systems, as well as the costs associated with the installation of such systems at the customers locations also benefits the Company in the fact that its costs are real time, which allows the Company to adjust its sales prices and regulate installation costs on a case-by-case basis, as that installation is funded through customer or investment capital. In this manner, cost escalations in raw material, labor, freight, and a wide variety of other project related costs can be adjusted prior to the customer purchase agreement being executed.

The cash and cash equivalents change was as follows:

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022
Net Income (Loss)	$793,677	$(13,006)
Net Cash Flows Provided by (Used In) Operating Activities	$-	$(84,031)
Net Cash Flows Provided by (Used In) Investing Activities	$-	$-
Net Cash Flows Provided by Financing Activities	$-	$83,699

Net Change in Cash	$-	$(332)
Cash and cash equivalents
Beginning of year	$-	$332
End of year	$-	$-

Cash Flows from Operating Activities

For the year ended December 31, 2023, cash used in operating activities was $0 and primarily consisted of net income of approximately $794,000 and changes in operating assets and liabilities of approximately $6,004,000 primarily offset by a non-cash adjustment for the loss on debt extinguishment of approximately $5,094,000 and approximately loss on foreign currency translation of $116,000.

For the ten months ended December 31, 2022, cash used in operating activities was approximately $84,000 which primarily consisted of net loss of approximately $13,000, an increase in operating assets and liabilities of approximately $164,000.  These amounts were partially offset by a non-cash foreign currency gain of approximately $207,000.

Cash Flows from Investing Activities

During the years ended December 31, 2023 and 2022, the Company had no cash flows provided by (used in) investing activities.

Cash Flows from Financing Activities

Net cash flows used in financing activities during the fiscal year ended December 31, 2023 was $0. During the ten months December 31, 2022, cash provided by financing activities was approximately $84,000, which was solely provided by the issuance of debt.

Working Capital

	Year Ended December 31,
	2023	2022

Current Assets	$6,500,000	$-
Current Liabilities	4,101,547	3,898,489

Working Capital	$2,398,453	$(3,898,489)

Working capital increased by approximately $6.3 million between December 31, 2023 and December 31, 2022 primarily due to increase in accounts receivable of approximately $5.2 million and other receivables of approximately $1.3 offset by an increase in accounts payable and accrued expenses of approximately $300,000 and decrease in notes payable, including related parties, of approximately $100,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company had only one revenue stream in 2023, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor.

The Company considers the license fees as earned at a point in time, and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

Revenue Recognition under ASC 606 Revenue from Contracts with Customers

In applying Accounting Standards Codification (“ASC”) 606, revenue is recognized by following a five-step process:

1. Identify the contract(s) with a customer. Evidence of a contract generally consists of a signed Licensed Distributorship agreement issued pursuant to the terms and conditions of an agreement.

2. Identify the performance obligations in the contract. The single performance obligation provides the distributor with a license of right to use the Company’s technology in a specific territory for a license fee.

3. Determine the transaction price. The purchase price stated is the fixed price stated in the License Distributor Agreement. The agreements with our customers do not include any form of variable consideration. The licensor and licensee agree that the Licensee may pay the stated fee in cash, real estate, or trade. When the license fee is paid by non-cash consideration, the license fee is measured by the estimated fair value of the non-cash consideration at the inception of the agreement.

4. Allocate the transaction price to the performance obligations in the contract. Because there is a single performance obligation no allocation is required.

5. Recognize revenue when (or as) we satisfy a performance obligation. Consideration from the Licensed Distributorship agreements is recognized at a point in time upon delivery of the license to the distributor.

The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers by the distributor. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of December 31, 2023 and 2022, the Company had an accounts receivable balance of $5.2 million and $0, respectively. All amounts were deemed collectable as of December 31, 2023.

Other Receivables

During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this, certain of the Company’s accounts receivable were collected on behalf of flooidCX by this third-party entity in the amount of approximately $1.3 million.  The Company has deemed these amounts imminently collectible as of December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have a material impact on our financial statements.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is still assessing the impact of the ASU but does not believe it will have a material impact on its financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures-In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. flooidCX Corp expects this ASU to only impact its disclosures with no impact to the Company’s results of operations, cash flows, and financial condition.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expense to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. Public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is still assessing the new standard but does not believe it will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of flooidCX Corp. dba Quantum Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of flooidCX Corp. dba Quantum Energy Corporation and Subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

April 15, 2025

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

/s/ Macias Gini & O’Connell LLP

We served as the Company’s auditor from 2022 to 2023

Irvine, CA

May 3, 2023

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	As of December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable	5,150,070	-
Other Receivables	1,349,930	-
Total Current Assets	6,500,000	-

Total Assets	$6,500,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$340,596	$25,989
Notes Payable	3,760,951	-
Notes Payable - Related Parties	-	3,872,500
Total Current Liabilities	4,101,547	3,898,489

Total Liabilities	4,101,547	3,898,489

Stockholders' Equity (Deficit)
Preferred A Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued, and Outstanding as of December 31, 2023; 1,000,000 Shares Authorized, 1,000,000 Shares Issued and Outstanding as of December 31, 2022	-	1,000
Preferred B Stock, $0.001 Par Value, 1,000,000 Authorized; 155,400 Issued and Outstanding as of December 31, 2023; and 0 Authorized, Issued and Outstanding as of December 31, 2022	155	-
Preferred C Stock, $0.001 Par Value, 1,000,000 Authorized; 915,000 Issued and Outstanding as of December 31, 2023; and 0 Authorized, Issued and Outstanding as of December 31, 2022	915	-
Preferred D Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued and Outstanding as of December 31, 2023; and 0 Authorized, Issued and Outstanding as of December 31, 2022	-	-
Preferred E Stock, $0.001 Par Value, 2,000,000 Authorized; 0 Issued and Outstanding as of December 31, 2023; and 0 Authorized, Issued and Outstanding as of December 31, 2022	-	-
Common Stock, Par Value $0.001, 300,000,000 Authorized; 49,166,697 and 2,020,871 Issued and Outstanding as of December 31, 2023 and 2022, respectively	49,166	2,021
Common Stock Issuable	-	19,616
Additional Paid-In Capital	58,571,762	53,096,096
Accumulated Deficit	(56,223,545)	(57,017,222)

Total Stockholder's Equity (Deficit)	2,398,453	(3,898,489)
Total Liabilities and Stockholders' Equity (Deficit)	$6,500,000	-

(The accompanying notes are an integral part of these consolidate financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

Revenue	$6,500,000	$-

Operating Expenses
General and Administrative	484,429	33,506

Total Operating Expenses	484,429	33,506

Income (Loss) Before Other Expense	6,015,571	(33,506)

Other Income (Expense)
Loss on Debt Settlement	(5,094,475)	-
Interest Expense	(11,564)	(13,756)
(Loss) Gain on Foreign Currency Exchange	(115,855)	207,457
Total Other Income (Expenses)	(5,221,894)	193,701

Net Income from Continuing Operations	793,677	160,195

Net Loss from Discontinued Operations
Operating Loss on Discontinued Operations	-	(173,201)

Net Loss from Discontinued Operations	-	(173,201)

Net Income (Loss)	793,677	(13,006)

Other Comprehensive Income (Loss)
Foreign Currency Translation Loss on Continuing Operations	-	-
Foreign Currency Translation Loss on Discontinued Operations	-	(26,037)

Comprehensive Income (Loss)	$793,677	$(39,043)

Weighted Average Number of Common Shares -
Basic	26,132,938	2,020,871
Diluted	28,463,938	102,020,871

Net Income (Loss) Per Common Shares - Basic	$0.03	$(0.01)
Income (Loss) from Continuing Operations	0.03	0.08
Loss from Discontinued Operations	$-	$(0.09)

Net Income (Loss) Per Common Shares - Diluted	$0.03	$(0.09)
Income (Loss) from Continuing Operations	0.03	0.00
Loss from Discontinued Operations	$-	$(0.09)

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common	Additional	Accumulated Other		Total Stockholders'
	$0.001 Par		$0.001 Par		$0.001 Par		$0.001 Par		Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	(Deficit)

Balance - March 1, 2022	1,000,000	$1,000	-	$-	-	$-	2,020,871	$2,021	$19,616	$51,875,727	88,895	(57,004,216)	$(5,016,957)
Split-off	-	-	-	-	-	-	-	-	-	1,220,369	(62,858)	-	1,157,511
Foreign Exchange Translation Loss	-	-	-	-	-	-	-	-	-	-	(26,037)	-	(26,037)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(13,006)	(13,006)

Balance - December 31, 2022	1,000,000	1,000	-	-	-	-	2,020,871	2,021	19,616	53,096,096	-	(57,017,222)	(3,898,489)
Cancellation of Preferred Stock	(1,000,000)	(1,000)	-	-	-	-	-	-	-	-	-	-	(1,000)
Issuance of Preferred Stock for Advance on Cross License	-	-	915,400	915	915,000	915	-	-	-	-	-	-	1,830
Conversion of Preferred Stock to Common Stock (30:1)	-	-	(760,000)	(760)	-	-	22,800,000	22,800	-	-	-	-	22,040
Issuance of Common Stock for Advance on Cross License	-	-	-	-	-	-	22,980,412	22,980	(19,616)	-	-	-	3,364
Issuance of Common Stock for Settlement of Debt	-	-	-	-	-	-	1,365,414	1,365	-	5,475,666	-	-	5,477,031
Net Income	-	-	-	-	-	-	-	-	-	-	-	793,677	793,677

Balance - December 31, 2023	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$-	$58,571,762	$-	$(56,223,545)	$2,398,453

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022

Cash Flows from Operating Activities
Net Income (Loss)	$793,677	$(13,006)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Loss on Settlement of Debt	5,094,475	-
Loss (Gain) on Foreign Currency Transactions	115,855	(207,457)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,150,070)	-
Other Receivables	(1,349,930)	-
Accounts Payable and Accrued Liabilities	495,993	41,785
Due to Related Parties	-	94,647

Net Cash Flows Provided by (Used In) Operating Activities	-	(84,031)

Cash Flows from Investing activities
Purchase of Property and Equipment	-	-

Net Cash Flows Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Loans Payable	-	83,699
Proceeds from Related Party Loans	-	-

Net Cash Flows Provided by Financing Activities	-	83,699

Net Change in Cash	-	(332)

Cash - Beginning of Year	-	332

Cash - End of Year	$-	$-

Cash Paid During the Year For:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Debt through Issuance of Common Stock	$334,234	$-
Increase in Equity and Decrease in Liabilities Related to Split-Off	$-	$1,157,511

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

(Expressed in U.S. Dollars)

1. Nature of Operations and Continuance of Business

flooidCX Corp (“flooid”), which is currently in process of changing its name to Quantum Energy Corporation, and formerly Gripevine, Inc. and Baixo Relocation Services, Inc. (the “Company”), was incorporated in the state of Nevada on January 7, 2014. Prior to the split-off of the MB Holdings, Inc. (“MB Holdings”), subsidiary, the Company was in the business of developing and building an online resolution platform.

Effective June 27, 2022, the Company entered into a split-off agreement with its President and majority shareholder at the time, and MP Special Purpose Corporation (“MP Special”).  As part of the agreement the Company transferred its equity interest in MB Holdings, Inc., (“MBE”) to the majority shareholder, and the majority shareholder transferred his equity interest in the Company to MP Special in exchange for $600,000.  In addition, as part of the transaction, the parties agreed that certain specified debt would remain or be transferred to flooidCX Corp, and that other specific debt would remain or be transferred to MBE Holdings Inc.  Because the Company’s majority shareholder was involved in this transaction, it has been treated as a common control transaction, and therefore, the derecognition of the net liabilities of MB Holdings were accounted for as an equity transaction rather than a gain. After the split-off of MBE, the Company had no operating activities. In March 2023, the Company entered into a merger agreement with Quantum Energy, Inc., which was subsequently terminated in March 2024.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of December 31, 2023, the Company had no cash or cash equivalents and stockholders’ equity of approximately $6.5 million.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities: Resolution 1, Inc., a wholly-owned subsidiary, and MBE Holdings, Inc., an entity that was wholly-owned subsidiary until the date of the split-off (Refer to Note 1).  After the split-off MBE Holdings, Inc., was derecognized in the Company’s financial statements, and the activity of MBE Holdings, Inc. after the date of the split-off is not included in the accompanying consolidated financial statements.

The Company has evaluated subsequent events through the date of the filing with the Securities and Exchange Commission. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

All inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognized $6.5 million and $0 of revenue during the years ended December 31, 2023 and 2022, respectively. The Company had only one revenue stream in 2023, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

Revenue Recognition under ASC 606 Revenue from Contracts with Customers

In applying Accounting Standards Codification (“ASC”) 606, revenue is recognized by following a five-step process:

1. Identify the contract(s) with a customer. Evidence of a contract generally consists of a Licensed Distributorship agreement (the agreement) issued pursuant to the terms and conditions of the agreement.

2. Identify the performance obligations in the contract. The single performance obligation provides the distributor with a right to use license to the Company’s technology in a specific territory for a license fee.

3. Determine the transaction price. The purchase price stated is a fixed price stated in the Licensed Distributor Agreement. The agreements with customers do not include any form of variable consideration. The licensor and licensee agree that the License Fee may be paid in cash, real estate, or trade. When the license fee is paid by non-cash consideration, the license fee is measured by the estimated fair value of the non-cash consideration at the inception of the agreement.

4. Allocate the transaction price to the performance obligations in the contract. Because there is a single performance obligation no allocation is required.

5. Recognize revenue when (or as) we satisfy a performance obligation. Consideration from the Licensed Distributorship agreements is recognized at a point in time upon delivery of the license to the distributor.

The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers by the distributor. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of December 31, 2023 and 2022, the Company had an accounts receivable balance of $5.2 million and $0, respectively. All amounts were deemed collectable as of December 31, 2023.

Other Receivables

During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this, certain of the Company’s accounts receivable were collected on behalf of flooidCX by this third-party entity in the amount of approximately $1.3 million.  The Company has deemed these amounts imminently collectible as of December 31, 2023.

Discontinued Operations

The Company identifies discontinued operations in accordance with ASC 205-20, Discontinued Operations. In accordance with the ASC subtopic, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Further, a disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.

In accordance with ASC No. 205-20, Discontinued Operations, for all periods presented, the results of operations and related balance sheet items associated with the MB Holdings are reported in discontinued operations in the accompanying consolidated statements of operations. Refer to Note 8 for more information.

Reclassification

Certain prior period amounts have been reclassified to the current period presentation. The Company has netted the line “Deposit on Potential Merger” with Additional Paid-In Capital in the current period. During the previous periods such was included as contra-equity and the reclassification had no effect on the Total Stockholder’s Deficit line item.

Estimates and Assumptions

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Net Income (Loss) Per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of December 31, 2023 and 2022 consisted of 2,331,000 and 100,000,000 common stock equivalents, respectively.  The 2,331,000 common stock equivalents relate to the 154,000 preferred B convertible stock, which are convertible at a 30 to 1 ratio, and therefore are considered at their converted common stock equivalent. The 100,000,000 common stock equivalents relate to the convertible preferred A shares, which were subsequently cancelled during the year ended December 31, 2023.

Foreign Currency Transactions

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

The accounts of MBE (discontinued operations) and Resolution 1 are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income. In connection with split-off in June 2022, the Company derecognized the accumulated foreign currency translation gain of $62,858. In addition, as of December 31, 2022, the assets and liabilities of Resolution 1 were nominal, and therefore, there was no accumulated foreign currency translation amount for this entity.

In addition, in accordance with ASC 830-20, Foreign Currency Transactions, any monetary assets or liabilities of the Company that are denominated in a foreign currency are revalued at the end of each reporting period based on the prevailing exchange rate. Foreign currency gains and losses on the revaluation are recognized as other income (loss). The Company holds notes payable denominated in the Canadian Dollar.

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Year Ended December 31, 2023	For the Ten Months Ended December 31, 2022
General and administrative
Professional fees	$148,794	$1,845
Advertising	153,423	-
Accounting fees	102,828	30,265
Legal fees	75,058	-
Office expense	4,326	1,396
Total general and administrative	$484,429	$33,506

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements as we did not have any accounts receivable as of January 1, 2023.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU beginning with its Form 10-K for the period ended December 31, 2024. However, the adoption of the new standard did not have a material impact on the requisite disclosure in its financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures-In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. flooidCX Corp expects this ASU to only impact its disclosures with no impact to the Company’s results of operations, cash flows, and financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. Public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is still assessing the new standard but does not believe it will have a material impact on its financial statements.

3. Notes Payable

At December 31, 2023, the Company owed approximately $3,761,000 in notes payable that were unsecured, due on demand to unrelated parties, were non-interest bearing and denominated in Canadian Dollar.

4. Notes Payable – Related Parties

At December 31, 2022, the Company owed $3,728,586 to related parties, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc., a company with common board members as flooid during 2022, which was also controlled by one of flooid’s board members in 2022.

At December 31, 2022, the Company owed $143,914 to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand.

As of December 31, 2023, all notes payable with related parties, with total outstanding balance, have been assigned to Thorafore Capital Partners, LLC, unrelated third party (“third party”). All outstanding notes payable with related parties assigned to the third party were denominated in Canadian Dollars.

5. Other Related Party Transactions

During the year ended December 31, 2023, the Company had no transactions with other related parties.

At December 31, 2022, the Company owed $nil to the Chief Operating Officer (“COO”) of the Company. During the ten months ended December 31, 2022, the Company incurred $nil in research and development fees to the COO of the Company.

During the ten months ended December 31, 2022, the Company incurred $nil in research and development fees to the President of the Company.

During the ten months ended December 31, 2022, the Company incurred $nil in administrative fees, which is included in general and administrative expense, to the office manager who is also the spouse of the President of the Company.

During the ten months ended December 31, 2022, the Company recognized stock-based compensation of $nil to the President, COO and directors of the Company. The Company also recognized stock-based compensation of $nil in general and administrative to the spouse of the President of the Company.

6. Loss on Debt Settlement

During August of 2023, the Company issued 1,365,413 common shares in order to fully satisfy an outstanding debt obligation to an existing creditor of approximately $314,000. In accordance with ASC 470-50, the transaction was accounted for as debt extinguishment and the difference between the approximately $5,094,000 fair value of the shares (i.e. the “reacquisition price”) and carrying value of the debt on the date of transaction was recognized in our statement of operations as a loss on debt settlement.

7. Stockholders’ Equity (Deficit)

Stock Options

The following table summarizes the continuity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance – February 28, 2022	353,956	$17.00	$-
Expired	(353,956)	17.00	-
Balance – December 31, 2022	-	$-	$-

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were 0 and 1,000,000 shares of Series A outstanding at December 31, 2023 and 2022, respectively, 155,400 and 0 shares of Series B outstanding at December 31, 2023 and 2022, respectively, 915,400 and no shares of Series C outstanding at December 31, 2023 and 2022, respectively, no shares of Series D outstanding at December 31, 2023 and 2022 and no shares of Series E outstanding at December 31, 2023 and 2022.

Series A Preferred Stock: (1,000,000 shares authorized):

The preferred A shares had the following rights and privileges:

•	In the event of acquisition of the Company, the preferred stockholder will receive 20% of the aggregate valuation of such merger.
•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.

During the second quarter of 2023, the Series A preferred shares were cancelled, and, as such, no shares were issued and outstanding as of December 31, 2023.

Series B Preferred Stock: (1,000,000 shares authorized):

The preferred B shares had the following rights and privileges:

•	The stockholder can convert each share of preferred stock into 30 shares of common stock; and
•	Each holder shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $0.001 par value per share.

During the year ended December 31, 2023, the Company issued 915,400 shares of Series B preferred stock as a deposit on the Company’s potential merger. The shares were issued in advance of the expected closing of the merger and were to be accounted for in purchase accounting if the merger was consummated. Subsequently, during the second and third quarters of 2023, 760,000 of the preferred shares were converted into 22,800,000 in accordance with the original conversion terms. Due to the termination of the merger, the shares were re-purposed as a pre-payment for a license to be acquired from the merger counterparty. The license was not transferred to the Company as of December 31, 2023.

Series C Preferred Stock: (1,000,000 shares authorized):

The preferred C shares had the following rights and privileges:

•	The stockholder cannot convert into common stock; and
•	Each holder of the preferred stock shall be entitled to cast 250 votes.
•	Each holder shall be entitled to no liquidation preference.

During the year ended December 31, 2023, the Company issued 915,000 shares of Series C preferred stock as a deposit on the Company’s potential merger. Such shares had been issued in advance of the closing of the merger and were to be accounted for in purchase accounting if the merger was consummated. Due to the termination of the merger, the shares were re-purposed as a pre-payment for a license to be acquired from the merger counterparty. The license was not transferred as of December 31, 2023.

Series D Preferred Stock: (1,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $0.001 par value per share.

Series E Preferred Stock: (2,000,000 shares authorized):

•	The stockholder can convert each share of preferred stock into 10 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes
•	Each holder shall be entitled to receive 10 times per share of liquidation proceeds $0.001 par value per share.

Common Stock

The Company has 300,000,000 Common Stock authorized. During the year ended December 31, 2023, the Company issued 22,980,412 shares of common stock to the merger counterparty. The shares were issued in advance of the closing of the merger and were to be accounted for in purchase accounting if such merger were consummated. As the merger was subsequently terminated, the issued shares were re-purposed as a prepayment for the purchase of a license from the merger counterparty. As the license was not received as of December 31, 2023, the Company, in accordance with ASC 505-10, recognized the issued shares as a deduction from equity.

During the year ended December 31, 2023, the Company issued 1,365,414 shares in order to settle an outstanding notes payable. The value of the shares were recognized at fair value on the date of grant (based on the closing share price of the Company’s common stock on such date). As such, a loss on debt settlement of approximately $5,094,000 was recognized in the statement of operations for the year ended December 31, 2023.

8. Discontinued Operations

On June 27, 2022, the Company finalized the split-off of MBE Holdings, Inc. In connection with the transaction, the Company derecognized $1,158,000 of liabilities, including $461,000 of accounts payable and accrued liabilities and $696,000 of notes payable. The liabilities were primarily assumed by MBE Holding, Inc. Based on the related party nature of such transaction, the Company recorded the impact of the transaction as a capital contribution.

The Company has accounted for the Split-off of MBE Holding, Inc. as discontinued operations in accordance with ASC 205-20, Discontinued Operations.

The following financial information presents the statements of operations of MBE Holdings, Inc. for the ten months ended December 31, 2022:

Ten Months Ended December 31, 2022

Total Revenue	$-

Operating Expenses
General and administrative expense	34,752
Research and development	138,449
Total Operating Expenses	173,201
Operating Loss	173,201
Finance Costs	-
Net Loss on Discontinued Operations	$(173,201)

In June 2022, the Company finalized the spin-off of MBE Holdings, Inc. The financial impact of this transaction was fully accounted for in the 2022 consolidated financial statements. There were no transactions or financial impacts related to the discontinued operations of MBE Holdings, Inc. in the year ended December 31, 2023.

The statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. There was no amortization, capital expenditure, or other significant operating and investing noncash activity in the prior period.

9. Income Taxes

The following table reconciles the income tax benefit (expense) at the statutory rates to income tax benefit (expense) at the Company’s effective tax rate.

	For the Year Ended December 31, 2023	Ten Months Ended December 31, 2022
Net income (loss) before taxes	$793,677	($13,006)
Statutory tax rate	21%	21%
Expected income tax due (recovery)	166,672	(2,731)
Permanent differences and other	-	-
Change in valuation allowance	(166,672)	2,731

Income tax provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at December 31, 2023 and 2022 are comprised of the following:

	As of December 31,
Deferred Tax Assets (Liabilities):	2023	2022

Net operating losses carried forward	$2,390,141	$2,556,813
Interest expense	2,428	-
Intangible amortization	(7,438)	-
Total Deferred Tax Assets (Liabilities):	2,385,132	2,556,813
Less valuation allowance	(2,385,132)	(2,556,813)

Net deferred tax asset (liability)	$-	$-

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

At December 31, 2023, the Company had net operating loss carry forwards of approximately $5.7 million. All net operating losses are from 2017 and later and carry an indefinite life. No tax expense or benefit has been reported in the December 31, 2023 or 2022 financial statements and the potential tax benefit is offset by a valuation allowance of the same amount.

10. Subsequent Events

Flooid/Quantum has sold both exclusive and non-exclusive Licensed Distributorships, with sales closings in the last quarter of 2023 for $6.5MM which includes three (3) exclusive Quantum Licensed Distributorships in Eastern Canada, the State of Washington, Oklahoma, and one cross-licensing agreement with Inductance Energy Corporation. These Licensed Distributorships were sold for $1.5MM each and are fully paid. A Non-exclusive Licensed Distributorship at $500,000 was sold in Michigan to Viridis Energy Partners, Inc.

From the first quarter of 2024, an additional exclusive Licensed Distributorship was sold to Arc Energy of the Philippines for $3MM, with a $20MM minimum commitment for manufacturing to be located east of Manila. Flooid/Quantum also completed a letter of intent for licensing and manufacturing transactions in the Philippines for the electrification of over 80,000 housing units that begin construction in late 2025. Several additional Non-exclusive Licensed Distributorships were sold up to the date of this filing, the Company has sold Non-exclusive Quantum Licensed Distributorships all priced at $500,000 in Arizona (2), California (1), Texas (5), Arkansas (1). Utah (3), Idaho (3), Wyoming (3), Ohio (1), Montana (1), and Nevada (1).

The Company is currently in negotiation for eight (8) additional non-exclusive Distributorships in Utah, Indiana, Michigan, Ohio, Texas, and Kansas.

The Company now operates sales and operational offices in Tampa, Florida; Honolulu, Hawaii; Dallas/Fort Worth, Texas; Maumee, Ohio; Monroe, Michigan; Las Vegas, Nevada; Scottsdale, Arizona; St. George, Utah; Tulsa, Oklahoma; and Tacoma, Washington.

The Company’s active customer base for executed letters of intent, customer contracts, and ongoing Energy Surveys, engineering, system design and installation currently include; Embassy Suites (Hilton), Holiday Inn Express (IHG Hotels), Nokia, Karmali Holdings (Exxon Campus A, Houston), Texas Health Resources, Faith United, New Freedom (heath and human services), Verizon/Frontier Communications, Hampton Inns (Hilton), Humanetics Companies, RIMA Manufacturing. Governmental include; Lincoln County, Wyoming, City of Hillsdale, Michigan, City of Rosemond Community Service District (California).

The Company began its first large-scale contract on March 10, 2025, for Karmali Holdings, of Southlake Texas, located 222 Benmar Drive in Houston Texas, the former Exxon campus a location. The approved installation includes an 8-story class A office complex, and attached large-scale parking structure. The contract for installation is valued at between $17.5 and $23.2 million, (variance depends on new Central Plant heating and air-conditioning costs), and additional estimated recurring revenue of approximately $14 million over the term of the twenty-year contract.

From October of 2024 the Company has completed Letters of Intent, and has completed Energy Surveys on just under 3,000,000 ft.² of commercial and industrial facilities, representing approximately $52.1 million in potential installation fees, representing only six (6) of its current 109 facility installations, and additional contractual recurring revenue (monthly) of approximately $25.2 million over the twenty-year contracts. The Company has completed contractual negotiations and is expecting executed customer contracts for an estimated $52.1 million in installation fees no later than April 30, 2025. The Company has begun the engineering process for installations on one facility installation and Michigan, one facility installation in Houston Texas, one facility location in Dallas Texas, to facility locations in Phoenix Arizona, and one government awarded contract, (expected execution on or before April 30, 2025), located in Lincoln County Wyoming. The Company has active survey and installation work related to 109 facility locations in Arizona, Texas, Michigan, Illinois, Utah, Nevada, Idaho, Wyoming, Washington State, California, Massachusetts, and Wyoming for its Direct Energy Systems. The Company anticipates that its first permitting for installation will be issued in late April to end of May 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our President/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system which was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions.

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

Under the supervision and with the participation of our President (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on our evaluation under this framework, management concluded that our internal controls over financial reporting were not effective as of the evaluation date due to the factors stated below:

Management assessed the effectiveness of our company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

o	Lack of proper segregation of duties due to limited personnel;
o	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise; and
o	Lack of written policies and procedures for accounting and financial reporting.

We do not have a functioning audit committee or sufficient outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, but the Company has acted to expand its Board of Directors by April 30, 2025, which includes the addition of four independent directors, and form Audit, Compensation, and a Governance and Nominating Committees.

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

Management, including our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Audit Committee

As of the date of this annual report, we are currently nominating an audit committee. The Company has retained the accounting firm of Baker Tilly to assist in constructing its committees and meeting regulatory requirements. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

As of the date of this annual report, we are currently nominating four independent directors. The Company has retained the accounting firm of Baker Tilly to assist in constructing its committees and meeting regulatory requirements.

Audit Committee Financial Expert

As of the date of this annual report, we are currently nominating an audit committee. The Company has retained the accounting firm of Baker Tilly to assist in constructing its committees and meeting regulatory requirements. Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics

The Company is currently reviewing its code of ethics for our executive officers, directors, and employees. The Company has retained the accounting firm Baker Tilly to assist in reviewing and adopting its code of ethics. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Governance and Nominating Committee

The Company is in the process of establishing a governance and nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

The Company is in the process of establishing a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Dennis M. Danzik	President, Secretary, Treasurer/Chief Financial Officer and a Director	66
Craig Kitchen	Director	72
William Westbrook	Director	47

The biographies of the directors and officers are set forth below as follows:

Dennis M Danzik.

Dennis Danzik has been the President, Secretary, Treasurer/Chief Financial Officer and a Director of the Company since July 15, 2022.

Dennis M. Danzik is a research engineer by profession and has been practicing in product development and related investment opportunities since 1981. Mr. Danzik holds a degree in industrial engineering, and completed post studies at Sloan/MIT in product development (2009) and also completed post education at the Harvard Medical School (HMX) in physiology and genetics. Mr. Danzik’s expertise is in olefins, including polyethylene and polypropylenes including recycling methodologies in thermoplastics. Mr. Danzik has been granted US and foreign patents in composites, infectious waste processing including the use of thermosets, thermoplastics and olefins. Mr. Danzik’s public company experience spans more than 30 years with directorships held on companies listed on the American, OTC, London, German (DAX), TSX.V, and the ASX in Australia. Mr. Danzik has also served as CEO, and engineering and sciences director on several public companies. Since 1998, Mr. Danzik’s work has been primarily in the oil and gas industry, wastewater treatment, materials recovery and magnetics.

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

Mr. Westbrook served as a CFO for Quantum Energy Inc. and held that position since December 9, 2020 until December 31, 2022.  From September 2014 until December 2019 Mr. Westbrook served as CEO of SoOum Corp., a company traded on OTC-Pink.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 2023, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CORPORATE GOVERNANCE MATTERS

During 2024, the Company executed a retainer agreement with the accounting firm of Baker Tilly to provide compliance and board guidance to the Company as it grows and expands.

Audit Committee

As of the date of this Report, we do not have an audit committee, but the Company is constructing one that will be in place no later than May1st of this year. We are also establishing an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

As of the date of this Report, we do not have any independent directors but will be nominating four independent directors no later than May 1st 2025.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions. The Company is actively seeking a fully qualified individual to fill this position, participate and support the entirety of the board of directors.

Code of Ethics

We have a code of ethics for our executive officers, directors and employees, that will be approved by our board of directors at its next meeting in April 2025. However, our management promotes and enforces honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Governance and Nominating Committee

We are in the process of establishing a governance and nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a governance and nominating committee.

Compensation Committee

We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

ITEM 11. EXECUTIVE COMPENSATION.

During the years ended December 31, 2023 and ten months ended December 31, 2022, our officers and directors earned compensation indicated in the chart below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended December 31, 2023 and ten months ended December 31, 2022. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis M. Danzik-President,	2023	-	-	-	-	-	-	-	-
Chief Financial Officer and Director	2022	-	-	-	-	-	-	-	-

(1) Mr. Danzik, who is currently the Company’s only executive officer, did not receive any form of compensation during either 2023 or 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of our executive officers or directors are parties to an employment contract.

DIRECTOR COMPENSATION

We currently do not compensate our directors for acting in such capacity.

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

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advance of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2023, regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 49,166,697 shares of common stock, 155,400 shares of Series B preferred stock and 915,000 shares of Series C preferred stock issued outstanding as of December 31, 2023.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)	PERCENT OF SHARES BENEFICIALLY OWNED (1)

Dennis M. Danzik	Common	13,800,000	28%
Michael Halverson	Common	4,102,879	8%
Hinz Family Trust	Common	3,600,000	7%
Wyoming RE, LLC	Common	3,035,454	6%
DEJA, LLC	Preferred B	120,000	77%
John Rolfe, LLC	Preferred B	20,000	13%
Harry Ewert	Preferred B	15,000	10%
Dennis M. Danzik	Preferred C	460,000	50%
Hinz Family Trust	Preferred C	120,000	13%
DEJA, LLC	Preferred C	120,000	13%
KIFU LLC	Preferred C	105,000	11%
Anthony Ker	Preferred C	30,000	3%
Craig Kitchen	Preferred C	30,000	3%
John Rolfe, LLC	Preferred C	20,000	2%
Harry Ewert	Preferred C	15,000	2%
William Westbrook	Preferred C	15,000	2%

(1) Series B preferred shareholders do not have voting rights. However, the shares are convertible to common stock at a ratio of 1:30. As such, the shareholder has the right to acquire beneficial ownership in accordance with Rule 13d-3(d) of the Exchange Act.

(2) Each series C preferred shareholder is entitled to 250 votes (i.e. 1:250). However, the shares are not convertible into common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	Dec. 2023	Dec. 2022
Audit fees	$45,000	$75,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on September 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.1.5	Name Change Resolution incorporated herewith as filed as an Exhibit to the Form 10-Q on November 14, 2023.

3.1.6	Amended and restated articles of incorporation as filed with the Secretary of State of Nevada incorporated herewith as filed as an Exhibit to the Current Report on Form PRER14C on June 21, 2024.

3.2	Bylaws of flooidCX Corp. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Amended Non-exclusive Cross License and Distribution incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.2	Amended Non-Exclusive Commercial Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.3	March 15, 2021 loan agreement for Cdn$100,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

10.4	Termination Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K/A on April 1, 2024.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

flooidCX Corp.

April 15, 2025	By:	/s/ Dennis M Danzik
Dennis M. Danzik. President, Chief Executive Officer, Chief Financial Officer and Director

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

Name	Title	Date

/s/ Dennis M Danzik	Director, President	April 15, 2025
Dennis M Danzik	Chief Executive Officer/Chief Financial Officer

/s/ Craig Kitchen	Director	April 15, 2025
Craig Kitchen

/s/ William Westbrook	Director	April 15, 2025
William Westbrook

