Form 10-Q
period 2024-03-31
flooidCX Corp.
filed 2025-05-08
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2025, there were 49,166,697 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$125,200	$-
Accounts receivable	4,600,040	5,150,070
Prepaid expenses	50,000	-
Other receivables	4,218,008	1,349,930
Total current assets	8,993,248	6,500,000

Total assets	$8,993,248	$6,500,000

Current liabilities
Accounts payable and accrued liabilities	$340,596	$340,596
Notes payable	3,667,076	3,760,951
Total current liabilities	$4,007,672	$4,101,547

Total liabilities	4,007,672	4,101,547

Stockholders' equity
Preferred A Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued, and Outstanding as of March 31, 2024 and December 31, 2023.	-	-
Preferred B stock, $0.001 par value, 1,000,000 shares authorized; 155,400 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	155	155
Preferred C stock, $0.001 par value, 1,000,000 shares authorized; 915,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	915	915
Common stock, par value $0.001, 300,000,000 shares authorized; 49,166,697 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	49,166	49,166
Common stock issuable	1,793,248	-
Additional paid-in capital	58,571,762	58,571,762
Accumulated deficit	(55,429,670)	(56,223,545)
Total stockholder's equity (deficit)	4,985,576	2,398,453
Total liabilities and stockholders' equity	$8,993,248	6,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statement of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$1,000,000	$-

Operating expenses
General and administrative	300,000	78,750
Total operating expenses	300,000	78,750

Operating income (loss)	700,000	(78,750)

Other income (expenses)
Interest expense	-	(4,263)
Foreign currency exchange gain (loss)	93,875	(5,052)
Total other income (expenses)	93,875	(9,315)

Net income (loss)	793,875	(88,065)

Net income (loss) per share
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)

Weighted average common shares outstanding, basic	49,166,697	2,020,871
Weighted average common shares outstanding, diluted	54,727,516	2,020,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

(Unaudited)

									Common	Additional		Total
	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity

Balance, January 1, 2023	1,000,000	$1,000	-	$-	-	$-	2,020,871	$2,021	$19,616	$53,096,096	$(57,017,222)	$(3,898,489)
Issuance of Preferred Stock for Advance on Cross License	-	-	915,400	915	915,000	915	-	-	-	(1,830)	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(88,065)	(88,065)
Balance, March 31, 2023	1,000,000	$1,000	915,400	$915	915,000	$915	2,020,871	$2,021	$19,616	$53,094,266	$(57,105,287)	$(3,986,554)

Balance, January 1, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$-	$58,571,762	$(56,223,545)	$2,398,453
Common stock issuable	-	-	-	-	-	-	-	-	1,793,248	-	-	1,793,248
Net income (loss)	-	-	-	-	-	-	-	-	-	-	793,875	793,875
Balance, March 31, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$1,793,248	$58,571,762	$(55,429,670)	$4,985,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$793,875	$(88,065)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
(Gain) loss on foreign currency re-measurement	(93,875)	5,052
Loss on debt conversion
Increase (decrease) in operating liabilities
Accounts receivable	550,030	-
Prepaid expenses	(50,000)	-
Other receivables	(2,868,078)	-
Accounts payable and accrued liabilities - discontinued operations	-	433
Common stock issuable	1,793,248	-
Due to related parties	-	82,580
Net cash provided by operating activities	$125,200	$-

Cash flows from investing activities
Net cash (used in) provided by investing activities	$-	$-

Cash flows from financing activities
Net cash (used in) provided by financing activities	$-	$-

Net increase in cash and cash equivalents	$125,200	$-

Cash and cash equivalents
Beginning of year	$-	$-
End of year	$125,200	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of Preferred Stock for deposit on potential merger	$-	$1,006,720
Issuance of common stock for deposit on potential merger

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Notes to the Financial Statements

Three Months Ended March 31, 2024 and 2023

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

flooidCX Corp (“flooid”), currently in process of changing its name to Quantum Energy Corporation, and formerly Gripevine, Inc. and Baixo Relocation Services, Inc. (the “Company”), was incorporated in the state of Nevada on January 7, 2014.

Effective June 27, 2022, the Company entered into a split-off agreement with its President and majority shareholder at the time, and MP Special Purpose Corporation (“MP Special”).  As part of the agreement the Company transferred its equity interest in MB Holdings, Inc., (“MBE”) to the majority shareholder, and the majority shareholder transferred his equity interest in the Company to MP Special in exchange for $600,000.  In addition, as part of the transaction, the parties agreed that certain specified debt would remain or be transferred to flooid, and that other specific debt would remain or be transferred to MBE.  Because the Company’s majority shareholder was involved in this transaction, it has been treated as a common control transaction, and therefore, the derecognition of the net liabilities of MBE were accounted for as an equity transaction rather than a gain. After the split-off of MBE, the Company had no operating activities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of March 31, 2024, the Company had cash or cash equivalents of $125,200 and stockholders’ equity of approximately $5.0 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These financial statements include the accounts of the Company, flooid CX Corporation. The Company has evaluated subsequent events through the date of the filing with the Securities and Exchange Commission. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

Revenue Recognition

The Company recognized revenue of $1.0 million and $0 during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of March 31, 2024 and December 31, 2023, the Company had an accounts receivable balance of $4.6 million and $5.2, respectively. All amounts were deemed collectable as of March 31, 2024 and December 31, 2023.

Other Receivables

Other receivables were $4.2 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.8 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $1.4 million which is imminently collectible as of March 31, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of March 31, 2024 and throughout the year ended December 31, 2023 and.  The Company has deemed these amounts imminently collectible as of March 31, 2024.

Estimates and Assumptions

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Net Income (Loss) Per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of March 31, 2024 and 2023 consist of 5,560,819 and 0 common stock equivalents, respectively.  The 6,060,000 common stock equivalents for the period of March 31, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and 898,819 common stock equivalents which represent stock payable from shares yet to be issued for stock subscriptions.

Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar. In addition, in accordance with ASC 830-20, Foreign Currency Transactions, any monetary assets or liabilities of the Company that are denominated in a foreign currency are revalued at the end of each reporting period based on the prevailing exchange rate. Foreign currency gains and losses on the revaluation are recognized as other income (loss). The Company holds notes payable liabilities which are denominated in Canadian Dollars.

The relevant translation rates are as follows:

	As of March 31, 2024	As of December 31, 2024
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7380	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
General and administrative
Advertising and marketing	$300,000	$-
Audit fees	-	78,750
Total general and administrative	$300,000	$78,750

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of March 31, 2024 and December 31, 2023.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company will adopt the ASU beginning with its Form 10-K for the period ended December 31, 2024.

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

3. Notes Payable

At March 31, 2024 and December 31, 2023, the Company owed approximately $3,667,076 and $3,761,000, respectively, to various parties, which are unsecured and due on demand. The notes are denominated in Canadian Dollars and bear no interest. The notes are re-measured at the spot exchange rate as of the balance sheet date.

4. Stockholders’ Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were no shares of Series A outstanding at March 31, 2024 and December 31, 2023, 155,400 shares of Series B outstanding at March 31, 2024 and December 31, 2023, 915,000 shares of Series C outstanding at March 31, 2024 and December 31, 2023, no shares of Series D outstanding at March 31, 2024 and December 31, 2023 and no shares of Series E outstanding at March 31, 2024 and December 31, 2023.

Preferred A: (1,000,000 shares authorized):

The preferred A shares had the following rights and privileges:

•	In the event of acquisition of the Company, the preferred stockholder will receive 20% of the aggregate valuation of such merger.
•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast 200 votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation proceeds $0.001 par value per share.

During the second quarter of 2023, the preferred A shares were cancelled, and, as such, no shares were authorized or outstanding as of March 31, 2024 and December 31, 2023.

Merger related preferred shares

In connection with the potential merger, the company established an additional series of preferred stock, summarized as follows:

Preferred B: (1,000,000 shares authorized):

The preferred B shares had the following rights and privileges:

•	The stockholder can convert each share of preferred stock into 30 shares of common stock; and
•	Each holder shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $0.001 par value per share.

During the three months ended March 31, 2023, the Company issued 915,400 shares of Series B preferred stock as a deposit on the Company’s potential merger.  The shares were issued in advance of the expected closing of the merger and were to be accounted for in purchase accounting if the merger was consummated.  Subsequently, during the second and third quarters of 2023, a total of 760,000 preferred shares were converted into 22,800,000 in accordance with the original conversion terms.

Preferred C: (1,000,000 shares authorized):

The preferred B shares had the following rights and privileges:

•	The stockholder cannot convert into common stock; and
•	Each holder of the preferred stock shall be entitled to cast 250 votes.
•	Each holder shall be entitled to no liquidation preference.

During the three months ended March 31, 2023, the Company issued 915,000 shares of Series C preferred stock as a deposit on the Company’s potential merger.  Such shares have been issued in advance of the closing of the merger and were to be accounted for in purchase accounting if the merger was consummated.

Preferred D: (1,000,000 shares authorized; zero shares issued):

•	The stockholder can convert each share of preferred stock into 100 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes.
•	Each holder shall be entitled to receive 30 for 1 share of liquidation preference $0.001 par value per share.

Preferred E: (2,000,000 shares authorized; zero shares issued):

•	The stockholder can convert each share of preferred stock into 10 shares of common stock; and
•	Each holder of preferred stock shall be entitled to cast no votes
•	Each holder shall be entitled to receive 10 times per share of liquidation proceeds $0.001 par value per share.

During the three months ended March 31, 2024, the Company had no preferred shares issuances.

Common Stock

The Company has 300,000,000 Common Stock authorized. During the three months ended March 31, 2024 and 2023, the Company had no common stock issuances.

Common Stock Issuable

During the three months ended March 31, 2025, stock subscriptions for common stock totaling approximately 1,419,000 shares and approximately 285,000 shares for advertising services.  These shares are to be issued to the counterparties during fiscal year 2025.

5. Subsequent Events

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to March 31, 2024, through the date these financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these financial statements.

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

From the second quarter of 2024, an additional exclusive Licensed Distributorship was sold to Arc Energy of the Philippines for $3MM, with a $20MM minimum commitment for manufacturing to be located east of Manila. Flooid/Quantum also completed a letter of intent for licensing and manufacturing transactions in the Philippines for the electrification of over 80,000 housing units that begin construction in late 2025. Several additional Non-exclusive Licensed Distributorships were sold up to the date of this filing, the Company has sold Non-exclusive Quantum Licensed Distributorships all priced at $500,000 in Arizona (2), California (1), Texas (5), Arkansas (1). Utah (3), Idaho (3), Wyoming (3), Ohio (1), Montana (1), and Nevada (1).

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

The Company began its first large-scale contract on March 10, 2025, for Karmali Holdings, of Southlake Texas, located 222 Benmar Drive in Houston Texas, the former Exxon campus location. The approved installation includes an 8-story class A office complex, and attached large-scale parking structure. The contract for installation is valued between $17.5 and $23.2 million, (variance depends on new Central Plant heating and air-conditioning costs), and additional estimated recurring revenue of approximately $14 million over the term of the twenty-year contract.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Interim Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

The Company

flooidCX Corp,/Quantum Energy Corporation (referred to herein as a “flooidCX”, “flooid”, “flooid/Quantum”, “Quantum”or the “Company”) is at the vanguard of revolutionizing 100% distributed direct electrical energy systems, owned by the consumer, with our leading exclusively licensed and patent pending technologies. As the worldwide exclusive licensee for Harvested and Thermal Electrical Energy Collection and Transmission (“EET”), Photon Lighting Systems, photonic and photovoltaic energy harvesting, thermal waste to energy conversion, the sole provider of Photon Engines, and leading-edge energy conditioning and storage systems, flooid/Quantum is setting new standards in energy efficiency and sustainability. flooid/Quantum’s Direct Energy Systems both conserve electrical energy and produce new available electrical energy capacity, from energy harvesting, conversion and storage. flooid/Quantum’s mission also extends to the recycling and processing of rare earth materials, including magnets, essential for use in nearly every electrical device requiring high-quality magnets and magnetic assemblies, further bolstering our commitment to innovative energy solutions.

Intellectual Property

flooid/Quantum vigorously pursues exclusive licenses and intellectual property protection for our innovative technologies, including exclusive licenses and patents for Photon Lighting Systems, Photovoltaic Systems, Photon Engines, as well as energy storage and distribution systems. Flooid/Quantum owns and develops trademarks and copywritten materials that secure our brand identity in the global market. Our commitment to research and development, and legal protection strategies ensure our technological advancements remain proprietary and competitive.

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

Results of Operations

For the Three Months Ended March 31, 2024 and 2023

Our financial results for the three months ended March 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended March 31,
	2024	2023

Revenue	$1,000,000	$-

Operating expenses
General and administrative	300,000	78,750
Total operating expenses	300,000	78,750

Operating income (loss)	700,000	(78,750)

Other income (expenses)	93,875	(9,315)

Net income (loss)	$793,875	$(88,065)

Revenue

	For the Three Months Ended March 31,
	2024	2023

Revenue	$1,000,000	$-

We generated $1 million and $0 revenue for the three months ended March 31, 2024 and 2023, respectively.  During the first quarter of 2024, flooid/Quantum sold two Licensed Distributorships in the amount of $500,000 each.

General and Administrative

	For the Three Months Ended March 31,
	2024	2023

General and administrative	$300,000	$78,750
Advertising and marketing	-	-
Audit fees
Total general and administrative	$300,000	$78,750

During the three months ended March 31, 2024 and 2023, we incurred general and administrative expense in the amount of approximately $300,000 and approximately $79,000, respectively, an increase of approximately $221,000. During the three months ended March 31, 2024 and 2023, advertising and marketing fees increased by approximately $300,000 and audit fees decreased by approximately $79,000.

Other (Expense) Income

	For the Three Months Ended March 31,
	2024	2023

Other (expense) income	$93,875	$(9,315)

Other income was approximately $94,000 for the three months ended March 31, 2024, compared to other expense of approximately $9,000 for the three months ended March 31, 2023. The increase in other income was primarily driven by re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars.

Net Income (Loss)

	For the Three Months Ended March 31,
	2024	2023

Net income (loss)	$793,875	$(88,065)

The Company had net income of approximately $794,000 or $0.02 and $0.01 per basic and diluted share, respectively, for the three months ended March 31, 2024 compared to net loss of approximately $88,000 or $0.04 per basic and diluted share for the three months ended March 31, 2023.  Net income for the three months ended March 31, 2024, resulted from the sale of two distributorship licenses totaling $1.0 million, advertising and marketing expenses of $300,000, and other income of approximately $94,000 related to gains on re-measurement of notes payable denominated in Canadian dollars.  Net loss for the three months ended March 31, 2023, resulted from approximately $79,000 in audit fees and other expenses of approximately $4,000 for interest expense on certain notes payable and approximately $5,000 related to re-measurement of notes payable denominated in Canadian dollars.

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

Beginning in March of 2025, the Company began Direct Energy System installations in Arizona and Texas. The Company’s installation work is funded primarily through customer sales, and independent investment in equipment at the customer’s location. All customers currently are required to sign a 240-month long-term equipment sale or lease agreement with the Company. Installation funding covers two segments of revenue to be collected from the customer. The actual work, known as the installation fee, and the monthly equipment fee for the Direct Energy System installed. As of March of 2025, the Company had contracted or booked as 2025 work, or pending contracts, approximately $68 million and installation fees, and approximately $35 million in recurring revenue. Monthly recurring revenue during the 240-month contract is collectible after the installation is completed and the Direct Energy System is commissioned and operable.

Company capital demands are based and regulated by the Company by limiting installations to fully funded customer projects. If funding is not obtained for an installation project, then no capital is spent on that project in regards to design, engineering, permitting, or manufacturing. This greatly regulates and limits the possibility of a large demand being put on company cash resources.

The Company projects that it will increase its potential installation fees during its 2025 fiscal year to more than $150 million, and that potential recurring revenue contracts will exceed $100 million. This would require the Company to fund through customer or investment approximately $35 million during the 2025 fiscal year, that would be used for manufacturing and product placement to fulfill the potential contracts. The Company manufactures photonic, photovoltaic, Hydro, and a wide variety of other equipment, assemblies, computers, software, and parts that make up a Direct Energy System. The ability for the Company to produce the products and provide the necessary labor to install this potential contract work is solely based on the ability of our customers, or investors to provide the capital necessary to complete the work.

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

The Company is engaged in the electrical energy industry; a capital-intensive manufacturing and service business. The Company has developed and put in place a system where the sale of its Direct Energy Systems, and a customer installation is regulated, by having customer or investor financing for the customer installation secured prior to the start of any manufacturing or installation work. This system insurers that the Company does not build a demand for cash that it cannot meet.

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

The cash and cash equivalents change for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$125,200	$-
Net cash (used in) provided by investing activities	-	-
Net cash (used in) provided by financing activities	-	-
Net increase in cash and cash equivalents	$125,200	$-
Cash and cash equivalents
Beginning of year	$-	$-
End of year	$125,200	$-

Three Months Ended March 31, 2024 and 2023

As of March 31, 2024 and December 31, 2023, we had a net working capital surplus of approximately $4,986,000 and approximately $2,398,000, respectively.

Cash Flows from Operating Activities

For the three months ended March 31, 2024, cash provided by operating activities was approximately $125,000 and primarily consisted of net income of approximately $794,000 and a decrease due to changes in operating assets and liabilities of approximately $575,000, offset by gain on foreign currency re-measurement of approximately $94,000.

For the three months ended March 31, 2023, cash provided by (used in) operating activities was $0 and primarily consisted of net loss of approximately $88,000, due to a decrease in operating assets and liabilities of approximately $83,000 and a loss on foreign currency remeasurement of approximately $5,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2024 and 2023, the Company had no cash flows used in investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2024 and 2023, the Company had no cash flows from financing activities.

Critical Accounting Policies and Estimates

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These financial statements include the accounts of the Company, flooid CX Corporation. The Company has evaluated subsequent events through the date of the filing with the Securities and Exchange Commission. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

Revenue Recognition

The Company recognized revenue of $1.0 million and $0 during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of March 31, 2024 and December 31, 2023, the Company had an accounts receivable balance of $4.6 million and $5.2, respectively. All amounts were deemed collectable as of March 31, 2024 and December 31, 2023.

Other Receivables

Other receivables were $4.2 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.8 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $1.4 million which is imminently collectible as of March 31, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of March 31, 2024 and throughout the year ended December 31, 2023 and.  The Company has deemed these amounts imminently collectible as of March 31, 2024.

Estimates and Assumptions

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Net Income (Loss) Per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture.  The Company presents basic and diluted net earnings or loss per share.  Diluted net earnings or loss per share reflect the weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.  Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.  Potentially dilutive shares outstanding as of March 31, 2024 and 2023 consist of 6,060,000 and 0 common stock equivalents, respectively.  The 6,060,000 common stock equivalents for the period of March 31, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and 1,398,000 common stock equivalents which represent stock payable from shares yet to be issued for stock subscriptions.

Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar. In addition, in accordance with ASC 830-20, Foreign Currency Transactions, any monetary assets or liabilities of the Company that are denominated in a foreign currency are revalued at the end of each reporting period based on the prevailing exchange rate. Foreign currency gains and losses on the revaluation are recognized as other income (loss). The Company holds notes payable liabilities which are denominated in Canadian Dollars.

The relevant translation rates are as follows:

	As of March 31, 2024	As of December 31, 2024
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7380	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
General and administrative
Advertising and marketing	$300,000	$-
Audit fees	-	78,750
Total general and administrative	$300,000	$78,750

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of March 31, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2024:

1.

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

2.	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

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

Management has conducted, with the participation of our CEO (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2024, there are material weaknesses, as identified above, in our internal controls over financial reporting.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, there were no unregistered sales of equity securities and use of proceeds.

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

flooidCX Corp.

Date: May 6, 2025	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

