Form 10-Q
period 2024-06-30
flooidCX Corp.
filed 2025-06-26
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of June 26, 2025, there were 49,166,697 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$236,262	$-
Accounts receivable	7,000,000	5,150,070
Prepaid expenses	207,500	-
Other receivables	5,137,733	1,349,930
Total current assets	12,581,495	6,500,000

Property and equipment, net	4,591,914	-
Total assets	$17,173,409	$6,500,000

Current liabilities
Accounts payable and accrued liabilities	$340,596	$340,596
Notes payable, current	4,230,370	3,760,951
Total current liabilities	$4,570,966	$4,101,547

Non-current liabilities
Notes payable, non-current	3,130,000	-
Total non-current liabilities	$3,130,000	$-

Total liabilities	7,700,966	4,101,547

Stockholders' equity
Preferred A Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued, and Outstanding as of June 30, 2024 and December 31, 2023.	-	-
Preferred B stock, $0.001 par value, 1,000,000 shares authorized; 155,400 shares issued and outstanding as of June 30, 2024 and December 31, 2023	155	155
Preferred C stock, $0.001 par value, 1,000,000 shares authorized; 915,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	915	915
Common stock, par value $0.001, 300,000,000 shares authorized; 49,166,697 shares issued and outstanding as of June 30, 2024 and December 31, 2023	49,166	49,166
Common stock issuable	3,993,774	-
Additional paid-in capital	58,571,762	58,571,762
Accumulated deficit	(53,143,329)	(56,223,545)
Total stockholder's equity	9,472,443	2,398,453
Total liabilities and stockholders' equity	$17,173,409	6,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statement of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$4,000,000	$-	$5,000,000	$-

Operating expenses
General and administrative	1,509,279	22,050	1,809,279	100,800
Research and development	133,000	-	133,000	-
Depreciation expense	108,086	-	108,086	-
Total operating expenses	1,750,365	22,050	2,050,365	100,800

Operating income (loss)	2,249,635	(22,050)	2,949,635	(100,800)

Other income (expenses)
Interest expense	-	(4,363)	-	(8,625)
Foreign currency exchange gain (loss)	36,706	(1,764)	130,581	(6,816)
Total other income (expenses)	36,706	(6,127)	130,581	(15,441)

Net income (loss)	2,286,341	(28,177)	3,080,216	(116,241)

Net income (loss) per share
Basic	$0.05	$(0.00)	$0.06	$(0.02)
Diluted	$0.04	$(0.00)	$0.05	$(0.02)

Weighted average common shares outstanding, basic	49,166,697	12,752,129	49,166,697	7,416,145
Weighted average common shares outstanding, diluted	57,195,109	12,752,129	56,210,847	7,416,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Stock	Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity

Balance, January 1, 2023	1,000,000	$1,000	-	$-	-	$-	2,020,871	$2,021	$19,616	$53,096,096	$(57,017,222)	$(3,898,489)
Issuance of Preferred Stock for Advance on Cross License	-	-	915,400	915	915,000	915	-	-	-	(1,830)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(88,064)	(88,064)
Balance, March 31, 2023	1,000,000	$1,000	915,400	$915	915,000	$915	2,020,871	$2,021	$19,616	$53,094,266	$(57,105,286)	$(3,986,553)
Cancellation of shares	(1,000,000)	(1,000)	-	-	-	-	-	-	-	1,000	-	-
Preferred conversion to common stock 30:1	-	-	(730,000)	(730)	-	-	21,900,000	21,900	-	(21,170)	-	-
Common stock issued for deposit on potential merger	-	-	-	-	-	-	19,124,680	19,125	-	(19,125)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(28,177)	(28,177)
Balance, June 30, 2023	-	$-	185,400	$185	915,000	$915	43,045,551	$43,046	$19,616	$53,054,971	$(57,133,463)	$(4,014,730)

Balance, January 1, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$-	$58,571,762	$(56,223,545)	$2,398,453
Common stock issuable	-	-	-	-	-	-	-	-	1,793,248	-	-	1,793,248
Net income	-	-	-	-	-	-	-	-	-	-	793,875	793,875
Balance, March 31, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$1,793,248	$58,571,762	$(55,429,670)	$4,985,576
Common stock issuable	-	-	-	-	-	-	-	-	2,200,526	-	-	2,200,526
Net income	-	-	-	-	-	-	-	-	-	-	2,286,341	2,286,341
Balance, June 30, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$3,993,774	$58,571,762	$(53,143,329)	$9,472,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$3,080,216	$(116,241)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation expense	108,086	-
(Gain) loss on foreign currency re-measurement	(130,581)	6,816
Increase (decrease) in operating liabilities
Accounts receivable	(1,849,930)	-
Prepaid expenses	(207,500)	4,795
Other receivables	(3,787,803)	-
Accounts payable and accrued liabilities	-	-
Common stock issuable	3,993,774	-
Due to related parties	-	104,630
Net cash provided by operating activities	$1,206,262	$-

Cash flows from investing activities
Purchase of equipment	(970,000)	-
Net cash used in investing activities	$(970,000)	$-

Cash flows from financing activities
Net cash provided by (used in) financing activities	$-	$-

Net increase in cash and cash equivalents	$236,262	$-

Cash and cash equivalents
Beginning of year	$-	$-
End of year	$236,262	$-

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through the issuance of debt	$3,730,000	$-
Issuance of Preferred Stock for deposit on potential merger	$-	$1,006,720
Issuance of common stock for deposit on potential merger		$58,124,277

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Notes to the Financial Statements

Three and Six Months Ended June 30, 2024 and 2023

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of June 30, 2024, the Company had cash or cash equivalents of $236,262 and stockholders’ equity of approximately $9.5 million.

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

Revenue Recognition

The Company recognized revenue of $4.0 million and $0 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized revenue of $5.0 million and $0 during the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2024 and 2023, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of June 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $7.0 million and $5.2 million, respectively. All amounts were deemed collectable as of June 30, 2024 and December 31, 2023.

Other Receivables

Other receivables were $5.1 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.7 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.4 million which is imminently collectible as of June 30, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of June 30, 2024 and throughout the year ended December 31, 2023. The Company has deemed these amounts imminently collectible as of June 30, 2024.

Long-Lived Assets

Property and equipment are recognized in accordance with ASC 360, Property, Plant, and Equipment. Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs at least annually, or more frequently whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

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

Potentially dilutive shares outstanding for the three months ended June 30, 2024 and 2023 consist of approximately 8,028,000 and nil common stock equivalents, respectively. The 8,028,000 common stock equivalents for the three months ended June 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 3,366,000 common stock equivalents.

Potentially dilutive shares outstanding for the six months ended June 30, 2024 and 2023 consist of approximately 7,044,000 and nil common stock equivalents, respectively. The 7,044,000 common stock equivalents for the six months ended June 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 2,382,000 common stock equivalents.

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

The relevant translation rates are as follows:

	As of June 30, 2024	As of December 31, 2023
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7306	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative
Advertising	$1,095,000	$-	$1,395,000	$-
Professional fees	169,174	22,050	169,174	100,800
Facilities and operations	150,000	-	150,000	-
Wages and Employee Expenses	60,000	-	60,000	-
Office expense	8,858	-	8,858	-
Insurance	8,844	-	8,844	-
Other	17,403	-	17,403	-
Total general and administrative	$1,509,279	$22,050	$1,809,279	$100,800

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of June 30, 2024 and December 31, 2023.

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

3. Notes Payable

As of June 30, 2024 and December 31, 2023, the Company owed a total of approximately $7,360,000 and $3,761,000 related to various notes payable, respectively.

Notes Originated Prior to 2024

At June 30, 2024 and December 31, 2023, the Company owed approximately $3,630,000 and $3,761,000, respectively, to various parties, which are unsecured and due on demand. The note are denominated in Canadian Dollars and bear no interest. The notes are re-measured at the spot exchange rate as of the balance sheet date.

Note Originated During 2024

During 2024, the Company purchased various property and equipment totaling $4,700,000. During the six months ended June 30, 2024, the Company paid $970,000 resulting in a remaining liability balance of 3,730,000 as of June 30, 2024. The note requires minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest.

4. Property and Equipment, Net

Property and equipment, net consists of equipment, furniture and fixtures, vehicles and trailers and computers.

Property and equipment was as follows for the periods presented:

		June 30,	December 31,
Category	Estimated Useful Life (Years)	2024	2023

Equipment	10	$2,920,761	$-
Furniture and fixtures	5	119,304	-
Vehicles and trailers	7	1,332,848	-
Computers	5	327,087	-
Property and equipment, gross		4,700,000	-
Accumulated depreciation		(108,086)	-
Property and equipment, net		$4,591,914	$-

Depreciation expense for the three months ended June 30, 2024 and 2023 was $108,086 and $0, respectively, and was $108,086 and $0 for the six months ended June 30, 2024 and 2023, respectively. No impairments were recognized during the six months ended June 30, 2024 or 2023.

During the three months ended June 30, 2024, the Company entered into an asset purchase agreement totaling $4.7 million dollars for the purchase of various equipment, furniture and fixtures, vehicles and trailers and computers. The notes require minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest. See note 3 for more information.

5. Stockholders’ Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were no shares of Series A outstanding at June 30, 2024 and December 31, 2023, 155,400 shares of Series B outstanding at June 30, 2024 and December 31, 2023, 915,000 shares of Series C outstanding at June 30, 2024 and December 31, 2023, no shares of Series D outstanding at June 30, 2024 and December 31, 2023 and no shares of Series E outstanding at June 30, 2024 and December 31, 2023.

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

During the second quarter of 2023, the preferred A shares were cancelled, and, as such, no shares were authorized or outstanding as of June 30, 2024 and December 31, 2023.

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

During the three months ended March 31, 2023, the Company issued 915,400 shares of Series B preferred stock as a deposit on the Company’s potential merger. The shares were issued in advance of the expected closing of the merger and were to be accounted for in purchase accounting if the merger was consummated. Subsequently, during the second quarter of 2023, 730,000 and the third quarter of 2023, 30,000 of the preferred shares, were converted into 21,900,000 and 900,000 common shares, respectively, in accordance with the original conversion terms.

Preferred C: (1,000,000 shares authorized):

The preferred C shares had the following rights and privileges:

•	The stockholder cannot convert into common stock; and
•	Each holder of the preferred stock shall be entitled to cast 250 votes.
•	Each holder shall be entitled to no liquidation preference.

During the six months ended June 30, 2023, the Company issued 915,000 shares of Series C preferred stock as a deposit on the Company’s potential merger. Such shares have been issued in advance of the closing of the merger and were to be accounted for in purchase accounting if the merger was consummated.

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

Common Stock

The Company has 300,000,000 Common Stock authorized. During the three months ended June 30, 2024 and 2023, the Company issued 0 and 21,900,000 common shares respectively. During the six months ended June 30, 2024 and 2023, the Company issued 0 and 41,024,680 common shares respectively.

Common Stock Payable

During the three months ended June 30, 2024, stock subscriptions for common stock totaling approximately 1,335,000 shares and approximately 755,000 for advertising services. During the six months ended June 30, 2024, stock subscriptions for common stock totaling approximately 2,754,000 shares and approximately 1,040,000 for advertising services. These shares are to be issued to the counterparties during fiscal year 2025.

6. Subsequent Events

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to June 30, 2024, through the date these financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these financial statements.

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

The Company began its first large-scale contract on March 10, 2025, for Karmali Holdings, of Southlake Texas, located 222 Benmar Drive in Houston Texas, the former Exxon campus location. The approved installation includes an 8-story class A office complex, and attached large-scale parking structure. The contract for installation is valued between $17.5 million and $23.2 million, (variance depends on new Central Plant heating and air-conditioning costs), and additional estimated recurring revenue of approximately $14 million over the term of the twenty-year contract.

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

Results of Operations

Our financial results for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$4,000,000	$-	$5,000,000	$-

Operating expenses
General and administrative	1,509,279	22,050	1,809,279	100,800
Research and development	133,000	-	133,000	-
Depreciation expense	108,086	-	108,086	-
Total operating expenses	1,750,365	22,050	2,050,365	100,800

Operating income (loss)	2,249,635	(22,050)	2,949,635	(100,800)

Other income (expenses)	36,706	(6,127)	130,581	(15,441)

Net income (loss)	$2,286,341	$(28,177)	$3,080,216	$(116,241)

For the Three Months Ended June 30, 2024 and 2023

Revenue

	For the Three Months Ended June 30,
	2024	2023

Revenue	$4,000,000	$-

We generated $4.0 million and $0 revenue for the three months ended June 30, 2024 and 2023, respectively. During the second quarter of 2024, flooid/Quantum sold three Licensed Distributorships in the amounts of $3.0 million, $0.5 million and $0.5 million.

General and Administrative

	For the Three Months Ended June 30,
	2024	2023
General and administrative
Advertising	$1,095,000	$-
Professional fees	169,174	22,050
Facilities and operations	150,000	-
Wages and Employee Expenses	60,000	-
Office expense	8,858	-
Insurance	8,844	-
Other	17,403	-
Total general and administrative	$1,509,279	$22,050

During the three months ended June 30, 2024 and 2023, we incurred general and administrative expense in the amount of approximately $1,509,000 and approximately $22,000, respectively, an increase of approximately $1,487,000. The increases during the three months ended June 30, 2024 as compared to comparable prior period were due to increases in advertising of approximately $1,095,000, professional fees of approximately $147,000, facilities and operations of approximately $150,000, wages and employees expense of approximately $60,000, office expense of approximately $9,000, insurance of approximately $9,000 and other of approximately $17,000. These increases were driven by a ramp up in operations to begin installations of the Company’s products.

Research and development

	For the Three Months Ended June 30,
	2024	2023

Research and development	$133,000	$-

Research and development was approximately $133,000 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The increase was driven by the Company’s ramp up in operations during the current period.

Depreciation Expense

	For the Three Months Ended June 30,
	2024	2023

Depreciation expense	$108,086	$-

Depreciation expense was approximately $108,000 for the three months ended June 30, 2024, compared to other expense of approximately $0 for the three months ended June 30, 2023. The increase was driven by the Company’s purchase and the placing in service of approximately $4.7 million of various equipment, furniture and fixtures, vehicles and trailers and computers during the three months ended June 30, 2024.

Other (Expense) Income

	For the Three Months Ended June 30,
	2024	2023

Other (expense) income	$36,706	$(6,127)

Other income was approximately $37,000 for the three months ended June 30, 2024, compared to other expense of approximately $6,000 for the three months ended June 30, 2023. The increase in other income was primarily driven by re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars.

Net Income (Loss)

	For the Three Months Ended June 30,
	2024	2023

Net income (loss)	$2,286,341	$(28,177)

The Company had net income of approximately $2,286,000, or $0.05 per basic and $0.04 per diluted share, for the three months ended June 30, 2024 compared to net loss of approximately $28,000 or $0.00 per basic and diluted share for the three months ended June 30, 2023. Net income for the three months ended June 30, 2024, resulted from the sale of three distributorship licenses totaling $4.0 million, general and administrative of approximately $1,509,000, research and development costs of $133,000, depreciation expense of approximately $114,000 and other income of approximately $36,000 for gains on re-measurement of notes payable denominated in Canadian dollars. Net loss for the three months ended June 30, 2023, resulted from approximately $22,000 in general and administrative and other expenses of approximately $4,000 for interest expense on certain notes payable and approximately $2,000 related to re-measurement of notes payable denominated in Canadian dollars.

For the Six Months Ended June 30, 2024 and 2023

Revenue

	For the Six Months Ended June 30,
	2024	2023

Revenue	$5,000,000	$-

We generated $5.0 million and $0 revenue for the six months ended June 30, 2024 and 2023, respectively. During the first two quarters of 2024, flooid/Quantum sold five Licensed Distributorships. One Licensed Distributorship in the amount of $3.0 million and four in the amount of $0.5 million each.

General and Administrative

	For the Six Months Ended June 30,
	2024	2023
General and administrative
Advertising	$1,395,000	$-
Professional fees	169,174	100,800
Facilities and operations	150,000	-
Wages and Employee Expenses	60,000	-
Office expense	8,858	-
Insurance	8,844	-
Other	17,403	-
Total general and administrative	$1,809,279	$100,800

During the six months ended June 30, 2024 and 2023, we incurred general and administrative expense in the amount of approximately $1,809,000 and approximately $101,000, respectively, an increase of approximately $1,708,000. The increases during the six months ended June 30, 2024 as compared to the comparable prior period were due to increases in advertising of approximately $1,395,000, professional fees of approximately $68,000, facilities and operations of approximately $150,000, wages and employees expense of approximately $60,000, office expense of approximately $9,000, insurance of approximately $9,000 and other of approximately $17,000. These increases were driven by a ramp up in operations to begin installations of the Company’s products.

Research and development

	For the Six Months Ended June 30,
	2024	2023

Research and development	$133,000	$-

Research and development was approximately $133,000 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The increase was driven by the Company’s ramp up in operations during the current period.

Depreciation Expense

	For the Six Months Ended June 30,
	2024	2023

Depreciation expense	$108,086	$-

Depreciation expense was approximately $108,000 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The increase was driven by the Company’s purchase and the placing in service of approximately $4.7 million of various equipment, furniture and fixtures, vehicles and trailers and computers during the three months ended June 30, 2024.

Other (Expense) Income

	For the Six Months Ended June 30,
	2024	2023

Other (expense) income	$130,581	$(15,441)

Other income was approximately $131,000 for the six months ended June 30, 2024, compared to other expense of approximately $15,000 for the three six ended June 30, 2023. The increase in other income was primarily driven by re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars.

Net Income (Loss)

	For the Six Months Ended June 30,
	2024	2023

Net income (loss)	$3,080,216	$(116,241)

The Company had net income of approximately $3,080,000, or $0.06 per basic and $0.05 per diluted share, for the six months ended June 30, 2024 compared to net loss of approximately $116,000 or $0.02 per basic and diluted share for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024, resulted from the sale of five distributorship licenses totaling $5.0 million, general and administrative of approximately $1,809,000, research and development costs of approximately $133,000, depreciation expense of approximately $114,000 and other income of approximately $131,000 for gains on re-measurement of notes payable denominated in Canadian dollars. Net loss for the six months ended June 30, 2023 of approximately $116,000, resulted from approximately $101,000 in general and administrative and other expenses of approximately $9,000 for interest expense on certain notes payable and approximately $7,000 related to re-measurement of notes payable denominated in Canadian dollars.

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

The cash and cash equivalents change for the six months ended June 30, 2024 and 2023 was as follows:

	2024	2023
Net cash provided by operating activities	$1,206,262	$-
Net cash used in investing activities	(970,000)	-
Net cash provided by (used in) financing activities	-	-
Net increase in cash and cash equivalents	$236,262	$-
Cash and cash equivalents
Beginning of year	$-	$-
End of year	$236,262	$-

Six Months Ended June 30, 2024 and 2023

As of June 30, 2024 and December 31, 2023, we had a net working capital surplus of approximately $8,011,000 and approximately $2,398,000, respectively.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, cash provided by operating activities was approximately $1,206,000 and primarily consisted of net income of approximately $3,080,000 and decrease due to changes in operating assets and liabilities of approximately ($1,851,000), a gain on foreign currency re-measurement of approximately ($131,000) and depreciation expense of approximately $108,000.

For the six months ended June 30, 2023, cash provided by (used in) operating activities was $0 and primarily consisted of net loss of approximately $116,000, an increase in operating assets and liabilities of approximately $109,000 and a loss on foreign currency remeasurement of approximately $7,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, the Company purchased various property and equipment in the amount of approximately $4.7 million. Approximately $1.0 million was paid in cash during the six months ended June 30, 2024, and the remaining $3.7 million was financed through a non-interest bearing note. The purchases consisted of equipment, furniture and fixtures, vehicles and trailers and computers.

During the six months ended June 30, 2024, the Company had no investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2024 and 2023, the Company had no cash flows from financing activities.

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

Revenue Recognition

The Company recognized revenue of $4.0 million and $0 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized revenue of $5.0 million and $0 during the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2024 and 2023, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of June 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $7.0 million and $5.2 million, respectively. All amounts were deemed collectable as of June 30, 2024 and December 31, 2023.

Other Receivables

Other receivables were $5.1 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.7 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.4 million which is imminently collectible as of June 30, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of June 30, 2024 and throughout the year ended December 31, 2023 and. The Company has deemed these amounts imminently collectible as of June 30, 2024.

Long-Lived Assets

Property and equipment are recognized in accordance with ASC 360, Property, Plant, and Equipment. Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs at least annually, or more frequently whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

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

Potentially dilutive shares outstanding for the three months ended June 30, 2024 and 2023 consist of approximately 8,028,000 and nil common stock equivalents, respectively. The 8,028,000 common stock equivalents for the three months ended June 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 3,366,000 common stock equivalents.

Potentially dilutive shares outstanding for the six months ended June 30, 2024 and 2023 consist of approximately 7,044,000 and nil common stock equivalents, respectively. The 7,044,000 common stock equivalents for the six months ended June 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 2,382,000 common stock equivalents.

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

The relevant translation rates are as follows:

	As of June 30, 2024	As of December 31, 2023
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7306	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative
Advertising	$1,095,000	$-	$1,395,000	$-
Professional fees	169,174	22,050	169,174	100,800
Facilities and operations	150,000	-	150,000	-
Wages and Employee Expenses	60,000	-	60,000	-
Office expense	8,858	-	8,858	-
Insurance	8,844	-	8,844	-
Other	17,403	-	17,403	-
Total general and administrative	$1,509,279	$22,050	$1,809,279	$100,800

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of June 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2024:

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

2.	We lack internal accounting personnel that possess knowledge of the U.S GAAP knowledge and working experience.

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

Management has conducted, with the participation of our CEO (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2024, there are material weaknesses, as identified above, in our internal controls over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, there were no unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

3.1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on September 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.1.5	Name Change Resolution incorporated herewith as filed as an Exhibit to the Form 10-Q on November 14, 2023.

3.1.6	Amended and restated articles of incorporation as filed with the Secretary of State of Nevada incorporated herewith as filed as an Exhibit to the Current Report on Form PRER14C on June 21, 2024.

3.2	Bylaws of flooidCX Corp. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Amended Non-exclusive Cross License and Distribution incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.2	Amended Non-Exclusive Commercial Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.3	March 15, 2021 loan agreement for Cdn$100,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

10.4	Termination Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K/A on April 1, 2024.

10.5	Asset Purchase Agreement filed herewith dated and effective April 22, 2024, by and between flooidCX Corp. and Quantum Energy, Inc.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

flooidCX Corp.

Date: June 26, 2025	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

