Form 10-Q
period 2024-09-30
flooidCX Corp.
filed 2025-07-28
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of July 24, 2025, there were 74,487,744 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

		Page

Cautionary Note Concerning Forward-Looking Statements		3

PART I. FINANCIAL INFORMATION		4

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		27

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

SIGNATURES		29

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOOIDCX CORP

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$241,753	$-
Accounts receivable	5,790,000	5,150,070
Prepaid expenses	145,000	-
Other receivables	5,267,733	1,349,930
Total current assets	11,444,486	6,500,000

Property and equipment, net	4,447,798	-
Total assets	$15,892,284	$6,500,000

Current liabilities
Accounts payable and accrued liabilities	$340,596	$340,596
Notes payable, current	4,280,930	3,760,951
Total current liabilities	$4,621,526	$4,101,547

Non-current liabilities
Notes payable, non-current	2,409,000	-
Total non-current liabilities	$2,409,000	$-

Total liabilities	7,030,526	4,101,547

Stockholders' equity
Preferred A Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued, and Outstanding as of September 30, 2024 and December 31, 2023.	-	-
Preferred B stock, $0.001 par value, 1,000,000 shares authorized; 155,400 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	155	155
Preferred C stock, $0.001 par value, 1,000,000 shares authorized; 915,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	915	915
Common stock, par value $0.001, 300,000,000 shares authorized; 49,166,697 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	49,166	49,166
Common stock issuable	4,538,265	-
Additional paid-in capital	58,571,762	58,571,762
Accumulated deficit	(54,298,505)	(56,223,545)
Total stockholder's equity	8,861,758	2,398,453
Total liabilities and stockholders' equity	$15,892,284	6,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$500,000	$-	$5,500,000	$-

Operating expenses
General and administrative	1,288,400	26,645	3,097,679	127,445
Research and development	252,100	-	385,100	-
Depreciation expense	144,116	-	252,202	-
Total operating expenses	1,684,616	26,645	3,734,981	127,445

Operating income (loss)	(1,184,616)	(26,645)	1,765,019	(127,445)

Other income (expenses)
Interest expense	-	(2,938)	-	(11,564)
Foreign currency exchange gain (loss)	(50,560)	(11,222)	80,021	(18,038)
Gain on sale of equipment	80,000	-	80,000	-
Loss on debt conversion settlements	-	(5,106,863)	-	(5,106,863)
Total other income (expenses)	29,440	(5,121,023)	160,021	(5,136,465)

Net income (loss)	(1,155,176)	(5,147,668)	1,925,040	(5,263,910)

Net income (loss) per share
Basic	$(0.02)	$(0.11)	$0.04	$(0.25)
Diluted	$(0.02)	$(0.11)	$0.03	$(0.25)

Weighted average common shares outstanding, basic	49,166,697	47,007,582	49,166,697	20,758,314
Weighted average common shares outstanding, diluted	58,106,661	47,007,582	56,563,719	20,758,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

									Common	Additional		Total
	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2023	1,000,000	$1,000	-	$-	-	$-	2,020,871	$2,021	$19,616	$53,096,096	$(57,017,222)	$(3,898,489)
Issuance of Preferred Stock for Advance on Cross License	-	-	915,400	915	915,000	915	-	-	-	(1,830)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(88,064)	(88,064)
Balance, March 31, 2023	1,000,000	$1,000	915,400	$915	915,000	$915	2,020,871	$2,021	$19,616	$53,094,266	$(57,105,286)	$(3,986,553)
Cancellation of shares	(1,000,000)	(1,000)	-	-	-	-	-	-	-	1,000	-	-
Preferred conversion to common stock 30:1	-	-	(730,000)	(730)	-	-	21,900,000	21,900	-	(21,170)	-	-
Common stock issued for deposit on potential merger	-	-	-	-	-	-	19,124,680	19,125	-	(19,125)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(28,177)	(28,177)
Balance, June 30, 2023	-	$-	185,400	$185	915,000	$915	43,045,551	$43,046	$19,616	$53,054,971	$(57,133,463)	$(4,014,730)
Preferred conversion to common 30:1	-	-	(30,000)	(30)	-	-	900,000	900	-	(870)	-	-
Common stock issued for deposit on potential merger	-	-	-	-	-	-	3,486,281	3,486	-	(3,486)	-	-
Common stock issued for conversion of debt	-	-	-	-	-	-	1,365,414	1,365	-	5,475,666	-	5,477,031
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(5,147,668)	(5,147,668)
Balance, September 30, 2023	-	$-	155,400	$155	915,000	$915	48,797,246	$48,797	$19,616	$58,526,281	$(62,281,131)	$(3,685,367)

Balance, January 1, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$-	$58,571,762	$(56,223,545)	$2,398,453
Common stock issuable	-	-	-	-	-	-	-	-	1,793,248	-	-	1,793,248
Net income	-	-	-	-	-	-	-	-	-	-	793,875	793,875
Balance, March 31, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$1,793,248	$58,571,762	$(55,429,670)	$4,985,576
Common stock issuable	-	-	-	-	-	-	-	-	2,200,526	-	-	2,200,526
Net income	-	-	-	-	-	-	-	-	-	-	2,286,341	2,286,341
Balance, June 30, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$3,993,774	$58,571,762	$(53,143,329)	$9,472,443
Common stock issuable	-	-	-	-	-	-	-	-	544,491	-	-	544,491
Net income (loss)	-	-	-	-	-	-	-	-	-	-	(1,155,176)	(1,155,176)
Balance, September 30, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$4,538,265	$58,571,762	$(54,298,505)	$8,861,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$1,925,040	$(5,263,910)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation expense	252,202	-
Gain on sale of equipment	(80,000)	-
(Gain) loss on foreign currency re-measurement	(80,021)	18,038
Loss on debt conversion	-	5,106,863
Increase (decrease) in operating liabilities
Accounts receivable	(639,930)	-
Prepaid expenses	(145,000)	-
Other receivables	(3,917,803)	-
Accounts payable and accrued liabilities - Discontinued Operations	-	25,989
Common stock issuable	4,538,265	-
Due to related parties	-	113,020
Net cash provided by operating activities	$1,852,753	$-

Cash flows from investing activities
Purchase of equipment	(970,000)	-
Refund received on equipment purchase	67,000
Proceeds from sale of equipment	80,000	-
Net cash used in investing activities	$(823,000)	$-

Cash flows from financing activities
Payments on notes payable	(788,000)	-
Net cash provided by (used in) financing activities	$(788,000)	$-

Net increase in cash and cash equivalents	$241,753	$-

Cash and cash equivalents
Beginning of year	$-	$-
End of year	$241,753	$-

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through the issuance of debt	$3,009,000	$-
Conversion of debt through issuance of common stock	$-	$334,234
Issuance of Preferred Stock for deposit on potential merger	$-	$1,006,720
Issuance of common stock for deposit on potential merger	$-	$58,124,277

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLOOIDCX CORP

Notes to the Financial Statements

Three and Nine Months Ended September 30, 2024 and 2023

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of September 30, 2024, the Company had cash or cash equivalents of $241,753 and stockholders’ equity of approximately $8.9 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These financial statements include the accounts of the Company, flooid CX Corporation. The Company has evaluated subsequent events through the date of the filing with the Securities and Exchange Commission. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements. These condensed consolidated financial statements are presented in U.S. Dollars.

Revenue Recognition

The Company recognized revenue of $0.5 million and $0 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized revenue of $5.5 million and $0 during the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of September 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $5.8 million and $5.2 million, respectively. All amounts were deemed collectable as of September 30, 2024 and December 31, 2023.

Other Receivables

Other receivables were $5.3 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.7 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.6 million which is imminently collectible as of September 30, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of September 30, 2024 and throughout the year ended December 31, 2023. The Company has deemed these amounts imminently collectible as of September 30, 2024.

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

Potentially dilutive shares outstanding for the three months ended September 30, 2024 and 2023 consist of approximately 8,940,000 and nil common stock equivalents, respectively. The 8,940,000 common stock equivalents for the three months ended September 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 4,278,000 common stock equivalents.

Potentially dilutive shares outstanding for the nine months ended September 30, 2024 and 2023 consist of approximately 7,397,000 and nil common stock equivalents, respectively. The 7,397,000 common stock equivalents for the nine months ended September 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 2,735,000 common stock equivalents.

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

The relevant translation rates are as follows:

	As of September 30, 2024	As of December 31, 2023
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7408	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative
Advertising	$324,943	$-	$1,719,943	$-
Professional fees	45,912	22,500	215,086	123,300
Facilities and operations	50,000	-	200,000	-
Wages and Employee Expenses	752,734	-	812,734	-
Office expense	29,394	-	38,252	-
Insurance	44,545	-	53,389	-
Rent expense	12,487	-	12,487	-
Other	28,385	4,145	45,788	4,145
Total general and administrative	$1,288,400	$26,645	$3,097,679	$127,445

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of September 30, 2024 and December 31, 2023.

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

3. Notes Payable

As of September 30, 2024 and December 31, 2023, the Company owed a total of approximately $6,690,000 and $3,761,000, respectively, related to various notes payable.

Notes Originated Prior to 2024

At September 30, 2024 and December 31, 2023, the Company owed approximately $3,690,000 and $3,761,000, respectively, to various parties, which are unsecured and due on demand. The note are denominated in Canadian Dollars and bear no interest. The notes are re-measured at the spot exchange rate as of the balance sheet date.

Note Originated During 2024

During 2024, the Company purchased various property and equipment totaling $4,700,000. During the nine months ended September 30, 2024, the Company paid $1,758,000 and received a refund of approximately $67,000 resulting in a remaining liability balance of 3,009,000 as of September 30, 2024. The note requires minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest.

4. Property and Equipment, Net

Property and equipment, net consists of equipment, furniture and fixtures, vehicles and trailers and computers.

Property and equipment was as follows for the periods presented:

Category	Estimated Useful Life (Years)	September 30, 2024	December 31, 2023

Equipment	10	$2,920,761	$-
Furniture and fixtures	5	119,304	-
Vehicles and trailers	7	1,332,848	-
Computers	5	327,087	-
Property and equipment, gross		4,700,000	-
Accumulated depreciation		(252,202)	-
Property and equipment, net		$4,447,798	$-

Depreciation expense for the three months ended September 30, 2024 and 2023 was $144,116 and $0, respectively, and was $252,202 and $0 for the nine months ended September 30, 2024 and 2023, respectively. No impairments were recognized during the nine months ended September 30, 2024 or 2023.

During the three months ended June 30, 2024, the Company entered into an asset purchase agreement totaling $4.7 million dollars for the purchase of various equipment, furniture and fixtures, vehicles and trailers and computers. The notes require minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest. See note 3 for more information. During the three months ended September 30, 2024, the Company received a refund of $67,000.

During the three months ended September 30, 2024, the Company sold fully depreciated equipment for $80,000, resulting in a gain of $80,000.

5. Stockholders’ Equity

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were no shares of Series A outstanding at September 30, 2024 and December 31, 2023, 155,400 shares of Series B outstanding at September 30, 2024 and December 31, 2023, 915,000 shares of Series C outstanding at September 30, 2024 and December 31, 2023, no shares of Series D outstanding at September 30, 2024 and December 31, 2023 and no shares of Series E outstanding at September 30, 2024 and December 31, 2023.

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

During the second quarter of 2023, the preferred A shares were cancelled, and, as such, no shares were authorized or outstanding as of September 30, 2024 and December 31, 2023.

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

During the nine months ended September 30, 2023, the Company issued 915,000 shares of Series C preferred stock as a deposit on the Company’s potential merger. Such shares have been issued in advance of the closing of the merger and were to be accounted for in purchase accounting if the merger was consummated.

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

Common Stock

The Company has 300,000,000 Common Stock authorized. During the three months ended September 30, 2024 and 2023, the Company issued 0 and 5,751,965 common shares respectively. During the nine months ended September 30, 2024 and 2023, the Company issued 0 and 46,776,375 common shares, respectively.

Common Stock Payable

During the three months ended September 30, 2024, stock subscriptions for common stock totaling approximately 209,000 shares and approximately 308,000 for advertising services. During the nine months ended September 30, 2024, stock subscriptions for common stock totaling approximately 3,865,000 shares and approximately 1,349,000 for advertising services.

6. Subsequent Events

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to September 30, 2024, through the date these financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these financial statements.

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

From October of 2024 the Company has completed Letters of Intent, and has completed Energy Surveys on just under 3,000,000 ft.² of commercial and industrial facilities, representing approximately $52.1 million in potential installation fees, representing only nine (6) of its current 109 facility installations, and additional contractual recurring revenue (monthly) of approximately $25.2 million over the twenty-year contracts. The Company has completed contractual negotiations and is expecting executed customer contracts for an estimated $52.1 million in installation fees no later than April 30, 2025. The Company has begun the engineering process for installations on one facility installation and Michigan, one facility installation in Houston Texas, one facility location in Dallas Texas, to facility locations in Phoenix Arizona, and one government awarded contract, (expected execution on or before April 30, 2025), located in Lincoln County Wyoming. The Company has active survey and installation work related to 109 facility locations in Arizona, Texas, Michigan, Illinois, Utah, Nevada, Idaho, Wyoming, Washington State, California, Massachusetts, and Wyoming for its Direct Energy Systems. The Company anticipates that its first permitting for installation will be issued in late April to end of May 2025.

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

Results of Operations

Our financial results for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$500,000	$-	$5,500,000	$-

Operating expenses
General and administrative	1,288,400	26,645	3,097,679	127,445
Research and development	252,100	-	385,100	-
Depreciation expense	144,116	-	252,202	-
Total operating expenses	1,684,616	26,645	3,734,981	127,445

Operating income (loss)	(1,184,616)	(26,645)	1,765,019	(127,445)

Other income (expenses)	29,440	(5,121,023)	160,021	(5,136,465)

Net income (loss)	$(1,155,176)	$(5,147,668)	$1,925,040	$(5,263,910)

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenue

	For the Three Months Ended September 30,
	2024	2023

Revenue	$500,000	$-

We generated $0.5 million and $0 revenue for the three months ended September 30, 2024 and 2023, respectively. During the third quarter of 2024, flooid/Quantum sold one Licensed Distributorships in the amount of $0.5 million.

General and Administrative

	For the Three Months Ended September 30,
	2024	2023
General and administrative
Advertising	$324,943	$-
Professional fees	45,912	22,500
Facilities and operations	50,000	-
Wages and Employee Expenses	752,734	-
Office expense	29,394	-
Insurance	44,545	-
Rent expense	12,487	-
Other	28,385	4,145
Total general and administrative	$1,288,400	$26,645

During the three months ended September 30, 2024 and 2023, we incurred general and administrative expense in the amount of approximately $1,288,000 and approximately $27,000, respectively, an increase of approximately $1,261,000. The increase during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 were due to increases in advertising of approximately $325,000, professional fees of approximately $23,000, facilities and operations of approximately $50,000, wages and employees expense of approximately $753,000, office expense of approximately $29,000, insurance of approximately $45,000, rent expense of approximately $12,000 and other of approximately $24,000. These increases were driven by a ramp up in operations to begin installations of the Company’s products.

Research and development

	For the Three Months Ended September 30,
	2024	2023

Research and development	$252,100	$-

Research and development was approximately $252,000 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. The increase was driven by the Company’s ramp up in operations during the current period.

Depreciation Expense

	For the Three Months Ended September 30,
	2024	2023

Depreciation expense	$144,116	$-

Depreciation expense was approximately $144,000 for the three months ended September 30, 2024, compared to other expense of $0 for the three months ended September 30, 2023. The increase was driven by the Company’s purchase and the placing in service of approximately $4.7 million of various equipment, furniture and fixtures, vehicles and trailers and computers during the second quarter of 2024.

Other (Expense) Income

	For the Three Months Ended September 30,
	2024	2023

Other (expense) income	$29,440	$(5,121,023)

Other income was approximately $29,000 for the three months ended September 30, 2024, compared to other expense of approximately $5,121,000 for the three months ended September 30, 2023. During the three months ended September 30, 2024, other expense consisted of foreign currency exchange loss approximately $51,000 due to re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars and a gain on sale of equipment of approximately $80,000. During the three months ended September 30, 2023, other expense consisted of a loss on debt conversion settlement of approximately $5,107,000, foreign currency exchange loss of $11,000 due to re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars and interest expense of approximately $3,000.

Net Income (Loss)

	For the Three Months Ended September 30,
	2024	2023

Net income (loss)	$(1,155,176)	$(5,147,668)

The Company had a net loss of approximately $1,155,176, or $0.02 per basic and diluted share, for the three months ended September 30, 2024 compared to net loss of approximately $5,148,000 or $0.11 per basic and diluted share for the three months ended September 30, 2023. Net income for the three months ended September 30, 2024, resulted from the sale of one distributorship license totaling $0.5 million, general and administrative of approximately $1,288,000, research and development costs of $252,000, depreciation expense of approximately $144,000 and other income of approximately $29,000, resulting from a loss on re-measurement of notes payable denominated in Canadian dollars of $51,000 and a gain on sale of equipment of $80,000. Net loss for the three months ended September 30, 2023, resulted from approximately $27,000 in general and administrative and other expenses of approximately $5,121,000, which was primarily due to a loss on debt conversion settlements of $5,107,000.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue

	For the Nine Months Ended September 30,
	2024	2023

Revenue	$5,500,000	$-

We generated $5.5 million and $0 revenue for the nine months ended September 30, 2024 and 2023, respectively. During the first three quarters of 2024, flooid/Quantum sold six Licensed Distributorships. One Licensed Distributorship in the amount of $3.0 million and five in the amount of $0.5 million each.

General and Administrative

	For the Nine Months Ended September 30,
	2024	2023
General and administrative
Advertising	$1,719,943	$-
Professional fees	215,086	123,300
Facilities and operations	200,000	-
Wages and Employee Expenses	812,734	-
Office expense	38,252	-
Insurance	53,389	-
Rent expense	12,487	-
Other	45,788	4,145
Total general and administrative	$3,097,679	$127,445

During the nine months ended September 30, 2024 and 2023, we incurred general and administrative expense in the amount of approximately $3,098,000 and approximately $127,000, respectively, an increase of approximately $2,971,000. The increases during the nine months ended September 30, 2024 as compared to the comparable prior period were due to increases in advertising of approximately $1,720,000, professional fees of approximately $92,000, facilities and operations of approximately $200,000, wages and employees expense of approximately $813,000, office expense of approximately $38,000, insurance of approximately $54,000, rent expense of $12,000 and other of approximately $42,000. These increases were driven by a ramp up in operations to begin installations of the Company’s products.

Research and development

	For the Nine Months Ended September 30,
	2024	2023

Research and development	$385,100	$-

Research and development was approximately $385,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The increase was driven by the Company’s ramp up in operations during the current period.

Depreciation Expense

	For the Nine Months Ended September 30,
	2024	2023

Depreciation expense	$252,202	$-

Depreciation expense was approximately $252,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The increase was driven by the Company’s purchase and the placing in service of approximately $4.7 million of various equipment, furniture and fixtures, vehicles and trailers and computers during the second quarter of 2024.

Other (Expense) Income

	For the Nine Months Ended September 30,
	2024	2023

Other (expense) income	$160,021	$(5,136,465)

Other income was approximately $160,000 for the nine months ended September 30, 2024, compared to other expense of approximately $5,136,000 for the nine ended September 30, 2023. During the nine months ended September 30, 2024, other income consisted of gain on foreign currency exchange of approximately $80,000 driven by re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars and a gain on the sale of equipment of approximately $80,000. During the nine months ended September 30, 2023, other expense consisted of a loss on debt conversion settlement of approximately $5,107,000, foreign currency exchange loss of approximately $18,000 driven by re-measurements on the notes payable denominated in Canadian Dollars to United States Dollars and interest expense of approximately $12,000.

Net Income (Loss)

	For the Nine Months Ended September 30,
	2024	2023

Net income (loss)	$1,925,040	$(5,263,910)

The Company had net income of approximately $1,925,000, or $0.04 per basic and $0.03 per diluted share, for the nine months ended September 30, 2024 compared to net loss of approximately $5,264,000 or $0.25 per basic and diluted share for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024, resulted from the sale of six distributorship licenses totaling $5.5 million, general and administrative of approximately $3,098,000, research and development costs of approximately $385,000, depreciation expense of approximately $252,000, a foreign currency exchange gain of approximately $80,000 related to re-measurement of notes payable denominated in Canadian dollars and a gain on sale of equipment of approximately $80,000. Net loss for the nine months ended September 30, 2023 of approximately $5,264,000, resulted from general and administrative expense of approximately $127,000, loss on debt conversion settlements of approximately $5,107,000, foreign currency exchange loss of approximately $18,000 related to re-measurement of notes payable denominated in Canadian dollars and interest expense of approximately $12,000 for interest expense on certain notes payable.

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

The cash and cash equivalents change for the nine months ended September 30, 2024 and 2023 was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,852,753	$-
Net cash used in investing activities	(823,000)	-
Net cash provided by (used in) financing activities	(788,000)	-
Net increase in cash and cash equivalents	$241,753	$-
Cash and cash equivalents
Beginning of year	$-	$-
End of year	$241,753	$-

Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024 and December 31, 2023, we had a net working capital surplus of approximately $6,823,000 and approximately $2,398,000, respectively.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, cash provided by operating activities was approximately $1,853,000 and primarily consisted of net income of approximately $1,925,000, a decrease of changes in operating assets and liabilities of approximately ($164,000), depreciation expense of approximately $252,000, a gain on foreign currency re-measurement of approximately ($80,000) and a gain on sale of equipment of approximately ($80,000).

For the nine months ended September 30, 2023, cash provided by (used in) operating activities was $0 and primarily consisted of net loss of approximately ($5,264,000), an increase in operating assets and liabilities of approximately $139,000, a loss on debt conversion settlement of approximately $5,107,000 and a loss on foreign currency remeasurement of approximately $18,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was approximately $$0.8 million. During the nine months ended September 30, 2024, the Company paid $1.0 million for property and equipment. The purchases consisted of equipment, furniture and fixtures, vehicles and trailers and computers. Additionally, we sold equipment for a total of $80,000 during the current period and received a refund of approximately $67,000 for equipment purchases.

During the nine months ended September 30, 2024, the Company had no investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, the Company paid $0.8 million on notes payable.

During the nine months ended September 30, 2023, the Company had no financing activities.

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

Revenue Recognition

The Company recognized revenue of $0.5 million and $0 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized revenue of $5.5 million and $0 during the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of September 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $5.8 million and $5.2 million, respectively. All amounts were deemed collectable as of September 30, 2024 and December 31, 2023.

Other Receivables

Other receivables were $5.3 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $2.7 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.6 million which is imminently collectible as of September 30, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of September 30, 2024 and throughout the year ended December 31, 2023. The Company has deemed these amounts imminently collectible as of September 30, 2024.

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

Potentially dilutive shares outstanding for the three months ended September 30, 2024 and 2023 consist of approximately 8,940,000 and nil common stock equivalents, respectively. The 8,940,000 common stock equivalents for the three months ended September 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 4,278,000 common stock equivalents.

Potentially dilutive shares outstanding for the nine months ended September 30, 2024 and 2023 consist of approximately 7,397,000 and nil common stock equivalents, respectively. The 7,397,000 common stock equivalents for the nine months ended September 30, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 2,735,000 common stock equivalents.

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

The relevant translation rates are as follows:

	As of September 30, 2024	As of December 31, 2023
Closing rate, Canadian Dollar (CAD) to $USD at period end	0.7408	0.7569

General and Administrative Expenses

General and administrative expenses include operating expenses such as compensation and benefits, occupancy costs, allocated costs from merger termination and other office overhead including rent that is not directly attributable to revenue-generating activities.

General and administrative expenses were as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative
Advertising	$324,943	$-	$1,719,943	$-
Professional fees	45,912	22,500	215,086	123,300
Facilities and operations	50,000	-	200,000	-
Wages and Employee Expenses	752,734	-	812,734	-
Office expense	29,394	-	38,252	-
Insurance	44,545	-	53,389	-
Rent expense	12,487	-	12,487	-
Other	28,385	4,145	45,788	4,145
Total general and administrative	$1,288,400	$26,645	$3,097,679	$127,445

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of September 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended September 30, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2024 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2024:

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

Management has conducted, with the participation of our CEO (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2024, there are material weaknesses, as identified above, in our internal controls over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any affect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, there were no unregistered sales of equity securities and use of proceeds.

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

flooidCX Corp.

Date: July 28, 2025	By:	/s/ Dennis M. Danzik
Dennis M. Danzik
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director

