Form 10-K
period 2024-12-31
flooidCX Corp.
filed 2025-10-31
CIK 1609988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $49,166,697.

The Company had 87,502,759 shares of common stock outstanding as of October 22, 2025.

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

BUSINESS OPERATIONS

General

flooidCX Corp,/ Quantum Energy Corporation (referred to herein as a “flooidCX”, “flooid”, “flooid/Quantum”, “Quantum”or the “Company”) is at the vanguard of revolutionizing 100% distributed direct electrical energy systems, owned by the consumer, with our leading exclusively licensed and patent pending technologies. As the worldwide exclusive licensee for Harvested and Thermal Electrical Energy Collection and Transmission (“EET”), Photon Lighting Systems, photonic and photovoltaic energy harvesting, thermal waste to energy conversion, the sole provider of Photon Engines, and leading-edge energy conditioning and storage systems, flooid/Quantum is setting new standards in energy efficiency and sustainability. flooid/Quantum’s Direct Energy Systems both conserve electrical energy and produce new available electrical energy capacity, from energy harvesting, conversion and storage. flooid/Quantum’s mission also extends to the recycling and processing of rare earth materials, including magnets, essential for use in nearly every electrical device requiring high-quality magnets and magnetic assemblies, further bolstering our commitment to innovative energy solutions.

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

Governance

The Board of Directors now has formal oversight of risks from cybersecurity threats. At the end of 2024, it is important to note that, as discussed in Part III of this filing, our Board of Directors was comprised solely of Messrs. Danzik, Kitchen and Westbrook. As such, pursuant to the information provided below, all risks from cybersecurity threats our immediately shared with the Board of Directors.

ITEM 2. PROPERTIES.

The Company is in the process of transferring title, now expected to be delivered in November of 2025, for a 168-acre laboratory, magnetics recycling and processing facility, including a laboratory, at 225 Lane 13, Powell, Wyoming.

The Company is in the process of transferring title, now expected to be delivered in November  of 2025 for 52 acres of industrial property with a 2,400 sq ft office building located in Byron, Wyoming. The Company operates its executive offices at 3960 Howard Hughes Parkway Suite 500, Las Vegas, Nevada 89169, its Laboratories are located at 7543 E Tierra Buena Lane, Scottsdale, AZ 85260, and additional laboratories and fabrication facilities at 7464 E Tierra Buena Lane, Scottsdale, Arizona 85260.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Report, the Company has begun the process of starting arbitration in a matter involving its former auditors over what the Company believes is overbilling. The Company dispute involves approximately $58,000.00 claimed due by the former auditor. At this time the Company’s claims have not yet fully been made but are significantly more than the single claim of the opposing party. Management is not aware of any other legal proceedings contemplated by any government authority or any other party involving us or our properties. As of the date of this Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 4, 2015, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB) under the symbol “BXRO”. Our trading symbol was changed to “GRPV” on February 1, 2017 and then to “FLCX” on March 15, 2019. The market for our common stock is on the Expert Market, is limited.

Holders

As of December 31, 2024, an aggregate of 49,166,697 shares of common stock were issued and outstanding and were owned by approximately 210 holders of record based on information provided by our transfer agent.

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

For the Year Ended December 31, 2024 and December 31, 2023

Our financial results for the year ended December 31, 2024 and 2023 are summarized as follows:

	For the Year ended December 31,
	2024	2023

Revenue	$8,000,000	$6,500,000

Operating expenses
General and administrative	3,896,744	484,429
Research and development	2,320302	-
Depreciation expense	390,667	-
Total operating expenses	6,607,713	484,429

Operating income (loss)	1,392,287	6,015,571

Other income (expenses)	387,696	(5,221,894)

Net income (loss)	$1,779,983	$793,677

Revenue

	For the Year ended December 31,
	2024	2023

Revenue	$8,000,000	$6,500,000

We generated revenues of $8.0 million and $6.5 million for the year ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, flooid/Quantum sold ten Licensed Distributorships, exclusive and non-exclusive, totaling $8.0 million. During the year ended December 31, 2023, flooid/Quantum sold five Licensed Distributorships, exclusive and non-exclusive, totaling $6.5 million.

General and Administrative

	For the Year ended December 31,
	2024	2023
General and administrative
Advertising	$1,919,943	$153,423
Professional fees	389,001	322,535
Provision for doubtful accounts	342,535	-
Facilities and operations	211,500	-
Wages and employee expenses	619,153	-
Office expense	26,076	4,326
Insurance	136,861	-
Travel, meals and entertainment	209,628	-
Other	42,047	4,145
Total general and administrative	$3,896,744	$484,429

During the year ended December 31, 2024, we incurred general and administrative expense in the amount of approximately $3,897,000 compared to approximately $484,000 for the year ended December 31, 2023, an increase of approximately $3,413,000. The increases during the year ended December 31, 2024 as compared to the comparable prior period were due to increases in advertising expense of approximately $1,767,000, wages and employee expenses of approximately $619,000, provision for doubtful of accounts of approximately $343,000, facilities and operations of approximately $212,000, travel, meals and entertainment of  approximately $210,000, insurance expense of approximately $137,000, professional fees of approximately $66,000, office expense of approximately $22,000 and other expense of approximately $37,000. These increases were driven by a ramp up in operations during the year ended December 31, 2024 to prepare for installations of the Company’s products.

Research and Development

	For the Year ended December 31,
	2024	2023

Research and development	$2,320,302	$-

Research and development was approximately $2,320,000 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The increase was driven by the Company’s ramp-up in operations during the current period.

Depreciation Expense

	For the Year ended December 31,
	2024	2023

Depreciation expense	$390,667	$-

Depreciation expense was approximately $391,000 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The increase was driven by the Company’s purchase and the placing in service of approximately $4.7 million of various equipment, furniture and fixtures, vehicles and trailers and computers during the second quarter of 2024.

Other (Expense) Income

	For the Year ended December 31,
	2024	2023

Other (expense) income	$387,696	$(5,221,894)

Other expense was approximately $388,000 for the year ended December 31, 2024, compared to other income of approximately $5,221,000 for the year ended December 31, 2023, an increase of approximately $5,378,000. The increase in other expense was primarily driven by a loss on debt settlement of approximately $5,094,000 incurred during the year ended December 31, 2023.

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

Through our 2025 fiscal year the Company has maintained steady sales of its licenses, and has generated fees to cover its capital needs to date. The Company currently generates approximately $2 to $2.5 million per month on average on the sales of its licenses, and related fees.

Beginning in March of 2025, the Company began Direct Energy System installations in Arizona, Texas, Nevada and Wyoming. The Company’s installation work is funded primarily through customer sales, and independent investment in equipment at the customer’s location. All customers currently are required to sign a 240-month long-term equipment sale or lease agreement with the Company. Installation funding covers two segments of revenue to be collected from the customer. The actual work, known as the installation fee, and the monthly equipment fee for the Direct Energy System installed. As of October of 2025, the Company had contracted or recorded as   2025 work, or pending contracts, approximately $172 million and installation fees, and approximately $56 million in recurring revenue. Individual Direct Energy System sales agreements can vary and not all of the pending or recurring revenue agreements will be approved. Monthly recurring revenue during the 240-month contract is collectible after the installation is completed and the Direct Energy System is commissioned and operable.

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

The Company is engaged in the electrical energy industry, a capital-intensive manufacturing and service business. The Company has developed and put in place a system where the sale of its Direct Energy Systems, and a customer installation is regulated by having customer or investor financing for the customer installation secured prior to the start of any manufacturing or installation work. This system insurers that the Company does not build a demand for cash that it cannot meet.

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

The cash and cash equivalents change was as follows:

	For the Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$1,962,600	$-
Net cash used in investing activities	(823,000)	-
Net cash used in financing activities	(1,139,600)	-
Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents
Beginning of year	$-	$-
End of year	$-	$-

Cash Flows from Operating Activities

For the year ended December 31, 2024, cash provided by operating activities was approximately $1,963,000 and primarily consisted of net income of approximately $1,780,000, changes in operating assets and liabilities of approximately $163,000, provision for credit losses of approximately $343,000, depreciation expense of approximately $391,000, a loss on foreign currency translation of approximately $308,000 and gain on sale of equipment of $80,000.

For the year ended December 31, 2023, cash used in operating activities was $0 and primarily consisted of net income of approximately $794,000 and changes in operating assets and liabilities of approximately $6,004,000 primarily offset by a non-cash adjustment for the loss on debt extinguishment of approximately $5,094,000 and approximately loss on foreign currency translation of $116,000.

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash used in investing activities was approximately $0.8 million. During the year ended December 31, 2024, the Company paid approximately $1.0 million for property and equipment. The purchases consisted of equipment, furniture and fixtures, vehicles and trailers and computers. Additionally, we sold equipment for a total of $80,000 during the current period and received a refund of approximately $67,000 for equipment purchases.

During the year ended December 31, 2023, the Company had no cash flows provided by (used in) investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2024, the Company paid approximately $1.1 million on notes payable.

During the year ended December 31, 2023, the Company had no financing activities.

Working Capital

	For the Year ended December 31,
	2024	2023
Current assets	$12,296,043	$6,500,000
Current liabilities	4,804,275	4,101,547
Working capital	$7,491,768	$2,398,453

Working capital increased by approximately $5.1 million between December 31, 2024 and December 31, 2023 primarily due to increases in other receivables of approximately $4.4 million, accounts receivables, net of provision of approximately $0.8 million and prepaid expenses of approximately $0.6 million, partially offset by increases in accounts payable and accrued liabilities of approximately $0.4 million and current notes payable approximately $0.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company had only one revenue stream in 2024 and 2023, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor.

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

Accounts Receivable, net of provision

Accounts receivables, net of the provision for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of December 31, 2024 and 2023, the Company had accounts receivable balances of $6.3 million and $5.2 million, respectively. During the year ended December 31, 2024, the Company recorded a provision for doubtful accounts of $342,535, resulting in accounts receivable, net of provision of approximately $6.0 as of December 31, 2024. All amounts were deemed collectable as of December 31, 2023.

Other Receivables

Other receivables were $5.7 million and $1.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $3.2 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.6 million which is imminently collectible as of December 31, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of throughout the years ended December 31, 2024 and 2023. The Company has deemed these amounts imminently collectible as of December 31, 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of flooidCX Corp. dba Quantum Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of flooidCX Corp. dba Quantum Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

October 30, 2025

FLOOIDCX CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable, net provision	5,957,465	5,150,070
Prepaid expenses	590,844	-
Other receivables	5,747,734	1,349,930
Total current assets	12,296,043	6,500,000

Cross license	8,500,000	-
Property and equipment, net	4,242,333	-
Total assets	$25,038,376	$6,500,000

Current liabilities
Accounts payable and accrued liabilities	$751,020	$340,596
Notes payable, current	4,053,255	3,760,951
Total current liabilities	$4,804,275	$4,101,547

Non-current liabilities
Notes payable, non-current	1,990,400	-
Total non-current liabilities	$1,990,400	$-

Total liabilities	6,794,675	4,101,547

Stockholders' equity
Preferred A Stock, $0.001 Par Value, 1,000,000 Authorized; 0 Issued, and Outstanding as of December 31, 2024 and December 31, 2023.	-	-
Preferred B stock, $0.001 par value, 1,000,000 shares authorized; 155,400 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	155	155
Preferred C stock, $0.001 par value, 1,000,000 shares authorized; 915,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	915	915
Common stock, par value $0.001, 300,000,000 shares authorized; 49,166,697 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	49,166	49,166
Common stock issuable	5,565,265	-
Additional paid-in capital	67,071,762	58,571,762
Accumulated deficit	(54,443,562)	(56,223,545)
Total stockholder's equity	18,243,701	2,398,453
Total liabilities and stockholders' equity	$25,038,376	6,500,000

(The accompanying notes are an integral part of these consolidate financial statements)

FLOOIDCX CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	For the Year Ended December 31,
	2024	2023

Revenue	$8,000,000	$6,500,000

Operating expenses
General and administrative	3,896,744	484,429
Research and development	2,320,302	-
Depreciation expense	390,667	-
Total operating expenses	6,607,713	484,429

Operating income (loss)	1,392,287	6,015,571

Other income (expenses)
Interest expense	-	(11,564)
Foreign currency exchange gain (loss)	307,696	(115,855)
Gain on sale of equipment	80,000	-
Loss on debt conversion settlements	-	(5,094,475)
Total other income (expenses)	387,696	(5,221,894)

Net income (loss)	1,779,983	793,677

Net income (loss) per share
Basic	$0.04	$0.03
Diluted	$0.03	$0.03

Weighted average common shares outstanding, basic	49,166,697	26,132,938
Weighted average common shares outstanding, diluted	57,154,204	28,463,938

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

									Common	Additional		Total Stockholders'
	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Stock	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)

Balance, January 1, 2023	1,000,000	$1,000	-	$-	-	$-	2,020,871	$2,021	$19,616	$53,096,096	$(57,017,222)	$(3,898,489)
Issuance of Preferred Stock for Advance on Cross License	-	-	915,400	915	915,000	915	-	-	-	-	-	1,830
Cancellation of shares	(1,000,000)	(1,000)	-	-	-	-	-	-	-	-	-	(1,000)
Preferred conversion to common stock 30:1	-	-	(760,000)	(760)	-	-	22,800,000	22,800	-	-	-	22,040
Common stock issued for deposit on potential merger	-	-	-	-	-	-	22,980,412	22,980	(19,616)	-	-	3,364
Common stock issued for conversion of debt	-	-	-	-	-	-	1,365,414	1,365	-	5,475,666	-	5,477,031
Net income (loss)	-	-	-	-	-	-	-	-	-	-	793,677	793,677
Balance, December 31, 2023	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$-	$58,571,762	$(56,223,545)	$2,398,453
Common stock issuable	-	-	-	-	-	-	-	-	5,565,265	-	-	5,565,265
Cross license	-	-	-	-	-	-	-	-	-	8,500,000	-	8,500,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	1,779,983	1,779,983
Balance, December 31, 2024	-	$-	155,400	$155	915,000	$915	49,166,697	$49,166	$5,565,265	$67,071,762	$(54,443,562)	$18,243,701

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$1,779,983	$793,677
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation expense	390,667	-
Gain on sale of equipment	(80,000)	-
Provision for credit losses	342,535
(Gain) loss on foreign currency re-measurement	(307,696)	115,855
Loss on debt conversion	-	5,094,475
Increase (decrease) in operating liabilities
Accounts receivable	(1,149,930)	(5,150,070)
Prepaid expenses	(590,844)	-
Other receivables	(4,397,804)	(1,349,930)
Accounts payable and accrued liabilities	410,424	495,993
Common stock issuable	5,565,265	-
Net cash provided by operating activities	$1,962,600	$-

Cash flows from investing activities
Purchase of equipment	(970,000)	-
Refund received on equipment purchase	67,000	-
Proceeds from sale of equipment	80,000	-
Net cash used in investing activities	$(823,000)	$-

Cash flows from financing activities
Payments on notes payable	(1,139,600)	-
Net cash used in financing activities	$(1,139,600)	$-

Net increase in cash and cash equivalents	$-	$-

Cash and cash equivalents
Beginning of year	$-	$-
End of year	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through the issuance of debt	$2,368,624	$-
Recognition of Cross License through issuance of common and preferred stock	8,500,000	-
Conversion of debt through issuance of common stock	$-	$334,234
Issuance of Preferred Stock for deposit on potential merger	$-	$1,006,720
Issuance of common stock for deposit on potential merger	$-	$58,124,277

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

FLOOIDCX CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As of December 31, 2024, the Company had cash and cash equivalents of $0  and an accumulated deficit of approximately $54.4 million.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognized revenue of $8.0 million and $6.5 during the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the Company had one revenue stream engaged, which was revenue earned from the sale of distributor licenses. The distributor license provides a right to use for the Company’s technology to the distributor through an exclusive or non-exclusive agreement for a specific territory, dependent on the type of the Licensed Distributorship agreement. The right to use allows the distributor to install the Company’s direct energy systems. The license fee collected from the distributor based on the Licensed Distributorship agreement is considered a one-time fee. This license fee is non-refundable to the distributor. The Company considers the license fees as earned at a point in time and has no further performance obligations beyond approval of license use by the distributor, which occurs upon contract signature.

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

Accounts Receivable, net of provision

Accounts receivables, net of the provision for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of December 31, 2024 and 2023, the Company had accounts receivable balances of $6.3 million and $5.2 million, respectively. During the year ended December 31, 2024, the Company recorded a provision for doubtful accounts of $342,535, resulting in accounts receivable, net of provision of approximately $6.0 as of December 31, 2024. All amounts were deemed collectable as of December 31, 2023.

Other Receivables

Other receivables were $5.7 million and $1.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, other receivables consist of accounts receivable collections through a third-party which is due to the Company of $3.2 million and amounts owed related to cash collected on behalf of the Company for future common stock issuances of $2.6 million which is imminently collectible as of December 31, 2024. During the year ended December 31, 2023, the Company began and ultimately terminated a merger with a third-party entity. In connection with this merger termination, certain of the Company’s accounts receivable were collected on behalf of flooidCX by the third-party entity as of December 31, 2024 and throughout the year ended December 31, 2023. The Company has deemed these amounts imminently collectible as of December 31, 2024.

Long-Lived Assets

Property and equipment are recognized in accordance with ASC 360, Property, Plant, and Equipment and intangible assets are recognized in accordance with ASC 350, Intangibles-Goodwill and Other. Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs at least annually, or more frequently whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

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

Potentially dilutive shares outstanding for the year ended December 31, 2024 and 2023 consist of approximately 7,988,000 and 4,662,000 common stock equivalents, respectively. The 7,397,000 common stock equivalents for the year ended December 31, 2024 relate to the 154,000 preferred B convertible stock at their 30:1 conversion ratio resulting in approximately 4,662,000 common stock equivalents and stock payable from shares to be issued for stock subscriptions of approximately 3,326,000 common stock equivalents.

Foreign Currency Transactions

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

General and administrative expenses were as follows for the periods presented:

	For the Year ended December 31,
	2024	2023
General and administrative
Advertising	$1,919,943	$153,423
Professional fees	389,001	322,535
Provision for doubtful accounts	342,535	-
Facilities and operations	211,500	-
Wages and Employee Expenses	619,153	-
Office expense	26,076	4,326
Travel, meals and entertainment	209,628	-
Insurance	136,861	-
Other	42,047	4,145
Total general and administrative	$3,896,744	$484,429

New and Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The update was intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard on January 1, 2023. The adoption did not have an impact on our financial statements, as management reviewed the receivable balances in accordance with the standard and determined the balances were fully collectible as of December 31, 2024 and December 31, 2023.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company has adopted the ASU in this Form 10-K for the period ended December 31, 2024.

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

3. Notes Payable

As of December 31, 2024 and 2023, the Company owed a total of approximately $6,044,000 and $3,761,000, respectively, related to various notes payable.

Notes Originated Prior to 2024

At December 31, 2024 and 2023, the Company owed approximately $3,453,000 and $3,761,000, respectively, to various parties, which are unsecured and due on demand. The notes are denominated in Canadian Dollars and bear no interest. The notes are re-measured at the spot exchange rate as of the balance sheet date.

Note Originated During 2024

During 2024, the Company purchased various property and equipment totaling $4,700,000. During the year ended December 31, 2024, the Company paid approximately $2,109,000 and received a refund of approximately $67,000. As of December 31, 2024, the remaining balance on the note was $2,590,400. The note requires minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest.

4. Property and Equipment, Net

Property and equipment, net consists of equipment, furniture and fixtures, vehicles and trailers and computers.

Property and equipment was as follows for the periods presented:

	Estimated Useful	As of December 31,
Category	Life (Years)	2024	2023

Equipment	10	$2,879,123	$-
Furniture and fixtures	5	117,604	-
Vehicles and trailers	7	1,313,848	-
Computers	5	322,425	-
Property and equipment, gross		4,633,000	-
Accumulated depreciation		(390,667)	-
Property and equipment, net		$4,242,333	$-

Depreciation expense for the year ended December 31, 2024 and 2023 was approximately $391,000 and $0, respectively. No impairments were recognized during the year ended December 31, 2024 or 2023.

During the year ended December 31, 2024, the Company entered into an asset purchase agreement totaling $4.7 million dollars for the purchase of various equipment, furniture and fixtures, vehicles and trailers and computers. The notes require minimum payments of $50,000 per month through December 31, 2026, at which time the remaining outstanding balance is due. The note bears no interest. See note 3 for more information. During the year ended December 31, 2024, the Company received a refund of $67,000.

During the year ended December 31, 2024, the Company sold fully depreciated equipment for $80,000, resulting in a gain of $80,000.

5. Cross License

During the year ended December 31, 2024, the Company recognized a cross license in the amount of $8.5 million.  The license grants the Company rights to use certain technologies critical to the functionality of certain of the Company’s products. The license was acquired in exchange for approximately 22,980,000 common shares and 915,000 Preferred B class shares, which are convertible to 30 common shares per Preferred B share, or approximately 27,462,000 common shares.  The total common share equivalents of approximately 50,442,000 shares at an assessed fair value of $0.23 per share resulted in consideration transferred for the cross license in the amount of $11.6 million. The Company recorded the cross license at lower of the $8.5 million contract value. The license has no termination date and is critical to certain of the Company’s products, and therefore is considered to have an indefinite life.

The approximate 50,442,000 common share equivalents were distributed throughout the year ended December 31, 2023, in connection with the terminated merger.  These shares were then repurposed and used as consideration for the cross license purchase.

6. Notes Payable – Related Parties

At December 31, 2023, the Company owed $3,728,586 to related parties, which are unsecured, non-interest bearing and due on demand. The amounts due are notes that are held by Quantum Energy, Inc., a company with common board members as flooid during 2022, which was also controlled by one of flooid’s board members in 2022.

At December 31, 2023, the Company owed $143,914 to a related party, which is unsecured, bears interest at the default rate of 12% and is due on demand.

As of December 31, 2024, all notes payable with related parties, with total outstanding balance, have been assigned to Thorafore Capital Partners, LLC, unrelated third party (“third party”). All outstanding notes payable with related parties assigned to the third party were denominated in Canadian Dollars.

7. Loss on Debt Settlement

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

8. Stockholders’ Equity (Deficit)

Preferred Stock

The preferred stock contains certain rights and preferences as detailed below: There were 0 shares of Series A outstanding at December 31, 2024 and 2023, 155,400 shares of Series B outstanding at December 31, 2024 and 2023, 915,000 shares of Series C outstanding at December 31, 2024 and 2023, no shares of Series D outstanding at December 31, 2024 and 2023 and no shares of Series E outstanding at December 31, 2024 and 2023.

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

During the second quarter of 2023, the Series A preferred shares were cancelled, and, as such, no shares were issued and outstanding as of December 31, 2024 and 2023.

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

Common Stock

The Company has 300,000,000 Common Stock authorized. During the year ended December 31, 2023, the Company issued 22,980,412 shares of common stock to the merger counterparty. The shares were issued in advance of the closing of the merger and were to be accounted for in purchase accounting if such merger were consummated. As the merger was subsequently terminated, the issued shares were re-purposed as a prepayment for the purchase of the Cross License from the merger counterparty. Additionally, during the year ended December 31, 2023, the Company issued 1,365,414 shares in order to settle an outstanding notes payable. The value of the shares were recognized at fair value on the date of grant (based on the closing share price of the Company’s common stock on such date). As such, a loss on debt settlement of approximately $5,094,000 was recognized in the statement of operations for the year ended December 31, 2023. During the year ended December 31, 2023, a total of 760,000 Series B Preferred stock were converted to common stock, whereby, pursuant to the rights of the Series B Preferred shareholder, each Series B preferred share were converted to 30 common shares, resulting in a total of 22,800,000 common shares being issued.

There was no common stock issued during the year ended December 31, 2024.

There were no stock options outstanding as of December 31, 2024 and 2023.

9. Income Taxes

The following table reconciles the income tax benefit (expense) at the statutory rates to income tax benefit (expense) at the Company’s effective tax rate.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net income (loss) before taxes	$1,779,983	$793,677
Statutory tax rate	21%	21%
Expected income tax due (recovery)	373,796	166,672
Permanent differences and other	-	-
Change in valuation allowance	(373,796)	(166,672)

Income tax provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at December 31, 2024 and 2023 are comprised of the following:

	As of December 31,
Deferred Tax Assets (Liabilities):	2024	2023

Net operating losses carried forward	$2,016,345	$2,390,141
Interest expense	-	2,428
Intangible amortization	-	(7,438)
Total Deferred Tax Assets (Liabilities):	2,016,345	2,385,132
Less valuation allowance	(2,016,345)	(2,385,132)

Net deferred tax asset (liability)	$-	$-

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

At December 31, 2024, the Company had net operating loss carry forwards of approximately $3.9 million. All net operating losses are from 2017 and later and carry an indefinite life. No tax expense or benefit has been reported in the December 31, 2024 or 2023 financial statements and the potential tax benefit is offset by a valuation allowance of the same amount.

10. Subsequent Events

From the first quarter of 2024, an additional exclusive Licensed Distributorship was sold to Arc Energy of the Philippines for $3MM, with a $20MM minimum commitment for manufacturing to be located east of Manila. The Company has sold Non-exclusive Quantum Licensed Distributorships all priced at $500,000 in Arizona (2), California (1), Texas (6), Arkansas (1), Utah (3), Idaho (3), Wyoming (3), Ohio (1), Montana (1), and Nevada (1).

The Company is currently in negotiation for eleven (11) additional non-exclusive Distributorships in California, Nevada, Indiana, Michigan, Ohio, Texas, and Kansas.

The Company has executed a Standstill Agreement with 17386451 Canada Inc., and principal Pascal Roy                                    of Quebec, Canada for US$6.5MM for the exclusive licensing rights to western Canada including British Columbia; Alberta; Saskatchewan; Manitoba; Yukon, Northwest Territories, and Nunavut. The Standstill was made effective May 5, 2025 with payment terms for the licensing due in the last quarter of 2025

.

The Company on October 6, 2025 closed on the sale for the exclusive licensing rights in Mexico for $23MM to  Constructora Electrica Latinoamerica, S.A de C.V. Cash to the Company is $13MM of the total sale. $3MM due no later tan November 15, 2025 and an additional $10MM due no later than December 31, 2025. An additional matching payment for manufacturing to be located in Mexico of $10MM is due within 220 days from the execution of the licensing agreements.

 The Company is currently in discussions and negotiations with potential licensees in Brazil, Cayman Islands, Great Britian, and Spain.

The Company operates sales staff and operational offices in Tampa, Florida; Honolulu, Hawaii; Dallas/Fort Worth, Texas; Maumee, Ohio; Monroe, Michigan; Las Vegas, Nevada; Scottsdale, Arizona; St. George, Utah; Tulsa, Oklahoma;Tacoma, Washington, Salt Lake City, Utah; Powell, and Byron Wyoming, Orange County, California, Southern Idaho; Mexico City, Mexico, and Calgary, Alberta.

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

The Company added two additional large scale installations at Hilton Home2Suites in Hudson Oaks, Texas, and Embassy Suites in Dallas, Texas.

From October of 2024 the Company has completed Letters of Intent and has completed Energy Surveys on just over 5,000,000 ft.² of commercial and industrial facilities, representing approximately $170 million in potential installation fees, representing only one hundred and twenty one (121) of its more than 150 facility installations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our President/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Under the supervision and with the participation of our President (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on our evaluation under this framework, management concluded that our internal controls over financial reporting were not effective as of the evaluation date due to the factors stated below:

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

Code of Ethics

The Company is currently reviewing its code of ethics for our executive officers, directors, and employees. The Company will adopt and include its adopted code of ethics on its September 30, 2025 Form 10Q filing with the SEC as well as publish on its website on the same day as its filing. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age

Dennis M. Danzik	President, Secretary, Treasurer/Chief Financial Officer and a Director	67
Craig Kitchen	Director	73
William Westbrook	Director	48

The biographies of the directors and officers are set forth below as follows:

Dennis M Danzik

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

Mr. Westbrook served as a CFO for Quantum Energy Inc. and held that position since December 9, 2020 until December 31, 2023.  From September 2014 until December 2019 Mr. Westbrook served as CEO of SoOum Corp., a company traded on OTC-Pink.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 2024, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CORPORATE GOVERNANCE MATTERS

During 2024, the Company executed a retainer agreement with the accounting firm of Baker Tilly to provide compliance and board guidance to the Company as it grows and expands.

Audit Committee

As of the date of this Report, we do not have an audit committee, but the Company is constructing one that will be in place no later than the filing of our September 30, 2025 Form 10Q filing with the SEC. We will also publicly announce our expanded Board of Directors and make such information available on our website. We are also establishing an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

As of the date of this Report, we do not have any independent directors but will be nominating and adding four independent directors no later than the filing of our September 30, 2025 Form 10Q with the SEC. We will also publicly announce our expanded Board of Directors and make such information available on our website.

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

Governance and Nominating Committee

We are in the process of establishing a governance and nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rules or regulation requiring that we establish a governance and nominating committee.

Compensation Committee

We intend to establish a compensation committee of the Board of Directors. The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers. The Compensation Committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

ITEM 11. EXECUTIVE COMPENSATION.

During the year ended December 31, 2024 and 2023, our officers and directors earned compensation indicated in the chart below.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended December 31, 2024 and 2023. There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis M. Danzik-President,	2024	$41,837	-	-	-	-	-	$7,181	$49,018
Chief Financial Officer and Director	2023	-	-	-	-	-	-	-	-

(1) Mr. Danzik, who is currently the Company’s only executive officer, did not receive any form of compensation during 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2024, regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) each of our executive officers; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 49,166,697 shares of common stock, 155,400 shares of Series B preferred stock and 915,000 shares of Series C preferred stock issued outstanding as of December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	Dec. 2024	Dec. 2023
Audit fees	$54,418	$45,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on September 11, 2014.

3.1.2	Amendment to Articles of Incorporation of Baixo Relocation Services Inc. incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on December 29, 2016.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.3	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 20, 2017 incorporated herewith as filed as an Exhibit to the Form 8-K on May 9, 2017.

3.1.4	Certificate of Amendment to Articles of Incorporation incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on March 21, 2019.

3.1.5	Name Change Resolution incorporated herewith as filed as an Exhibit to the Form 10-Q on November 14, 2023.

3.1.6	Amended and restated articles of incorporation as filed with the Secretary of State of Nevada incorporated herewith as filed as an Exhibit to the Current Report on Form PRER14C on June 21, 2024.

3.2	Bylaws of flooidCX Corp. incorporated herewith as filed as an Exhibit to the Registration Statement on Form S-1 on June 11, 2014.

10.1	Amended Non-exclusive Cross License and Distribution incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.2	Amended Non-Exclusive Commercial Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K on July 24, 2024.

10.3	March 15, 2021 loan agreement for Cdn$100,000 incorporated herewith as filed as an Exhibit to the Form 10-Q on July 15, 2021.

10.4	Termination Agreement incorporated herewith as filed as an Exhibit to the Current Report on Form 8-K/A on April 1, 2024.

10.5	Asset Purchase Agreement incorporated herewith dated and effective April 22, 2024, by and between flooidCX Corp. and Quantum Energy, Inc.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

flooidCX Corp.

October 30, 2025	By:	/s/ Dennis M Danzik
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

Name	Title	Date

/s/ Dennis M Danzik	Director, President	October 30, 2025
Dennis M Danzik	Chief Executive Officer/Chief Financial Officer

/s/ Craig Kitchen	Director	October 30, 2025
Craig Kitchen

/s/ William Westbrook	Director	October 30, 2025
William Westbrook

